Form 10-Q
period 2008-05-31
SUPER TEST PETROLEUM INC; PPC INC; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; UNITED JET CENTER INC; KIANTONE PIPELINE CORP; COUNTRY FAIR INC; VULCAN ASPHALT REFINING CORP; KWIK FIL INC; KWIK FILL CORP; BELL OIL CORP
filed 2008-07-14
CIK 1045545, 1045544, 1045547, 1045542, 830253, 1171162, 1045546, 1045540, 1045541, 1045543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive offices)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Number of shares outstanding of Registrant’s Common Stock as of July 14, 2008: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 31, 2008 (Unaudited)	August 31, 2007
Assets
Current:
Cash and cash equivalents	$53,398	$135,441
Marketable securities	—	75,854
Accounts receivable, net	107,285	79,703
Inventories	212,727	166,024
Prepaid expenses and other assets	79,735	16,957

Total current assets	453,145	473,979
Property, plant and equipment, net	240,056	217,837
Investment in affiliated company	5,022	3,510
Deferred financing costs, net	4,841	5,635
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,832	2,191
Deferred turnaround costs and other assets, net	15,427	9,252
Deferred income taxes	7,704	7,313

Total assets	$739,876	$731,566

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$32,000	$—
Current installments of long-term debt	2,082	1,808
Accounts payable	93,538	69,806
Accrued liabilities	24,727	15,643
Income taxes payable	1,083	36,514
Sales, use and fuel taxes payable	21,543	20,725
Deferred income taxes	7,218	7,218
Amounts due to affiliated companies, net	7,045	2,177

Total current liabilities	189,236	153,891
Long term debt: less current installments	356,109	357,144
Deferred gain on settlement of pension plan obligations	109	270
Deferred retirement benefits	78,044	77,305
Other noncurrent liabilities	21	46

Total liabilities	623,519	588,656

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	22,031	22,031
Retained earnings	114,168	141,555
Accumulated other comprehensive loss	(19,842)	(20,676)

Total stockholder’s equity	116,357	142,910

	$739,876	$731,566

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net sales	$788,949	$587,298	$2,146,235	$1,664,675
Costs of goods sold	733,130	488,934	1,990,948	1,487,059

Gross profit	55,819	98,364	155,287	177,616

Expenses:
Selling, general and administrative expenses	36,116	34,081	106,845	102,162
Depreciation and amortization expenses	4,058	3,470	12,138	10,447

Total operating expenses	40,174	37,551	118,983	112,609

Operating income	15,645	60,813	36,304	65,007

Other income (expense):
Interest expense, net	(8,595)	(6,214)	(22,826)	(17,320)
Other, net	(462)	(177)	(1,557)	(659)
Equity in net earnings of affiliate	618	438	1,512	1,273

	(8,439)	(5,953)	(22,871)	(16,706)

Income before income tax expense	7,206	54,860	13,433	48,301
Income tax expense	2,955	22,494	5,508	19,804

Net income	$4,251	$32,366	$7,925	$28,497

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Nine Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$7,925	$28,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,664	13,154
Equity in net earnings of affiliate	(1,512)	(1,273)
Deferred income taxes	(971)	(2,047)
Loss on asset dispositions	1,068	1,198
Cash used in working capital items	(133,992)	(26,358)
Other, net	2	(6)
Change in operating assets and liabilities:
Deferred retirement benefits	2,153	6,180
Other assets	(20)	(34)
Other noncurrent liabilities	(25)	(367)

Total adjustments	(117,633)	(9,553)

Net cash (used in) provided by operating activities	(109,708)	18,944

Cash flows from investing activities:
Additions to property, plant and equipment	(34,471)	(31,525)
Additions to deferred turnaround costs	(9,520)	(4,339)
Distribution received	—	1,000

Net cash used in investing activities	(43,991)	(34,864)

Cash flows from financing activities:
Net borrowings on revolving credit facility	32,000	—
Proceeds from sale of investment securities	75,854	—
Proceeds from issuance of long term debt	178	131,956
Dividends to stockholder	(35,312)	(9,090)
Principal reductions of long term debt	(956)	(700)
Deferred financing costs	(108)	(788)

Net cash provided by financing activities	71,656	121,378

Net (decrease) increase in cash and cash equivalents	(82,043)	105,458
Cash and cash equivalents, beginning of year	135,441	59,197

Cash and cash equivalents, end of period	$53,398	$164,655

Cash used in working capital items:
Accounts receivable, net	$(27,582)	$(1,528)
Inventories	(46,703)	9,473
Prepaid expenses and other assets	(62,778)	(17,376)
Accounts payable	23,732	(31,075)
Accrued liabilities	9,084	5,131
Income taxes payable	(35,431)	6,093
Sales, use and fuel taxes payable	818	1,643
Amounts due from affiliated companies, net	4,868	1,281

Total change	$(133,992)	$(26,358)

Cash paid during the period for:
Interest	$18,947	$12,258
Income taxes	$42,273	$15,779

Non-cash investing activities:
Property additions & capital leases	$598	$—

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2007.

2.	Recent Accounting Pronouncements

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The adoption of AUG AIR-1 by the Company effective September 1, 2007 had no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141. Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 141R on the Company’s consolidated financial position, results of operations and cash flows.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” (“Statement 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Statement 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 160 on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The Company adopted FIN No. 48 effective September 1, 2007, with no cumulative effect adjustment required, and the adoption has no effect on the Company’s financial position, results of operations and cash flows.

The Company’s results of operations are included in the consolidated Federal tax return of the Parent and separately in various state jurisdictions. The Company is open to examination for tax years 2002 through 2006. There is currently one state tax audit in process and there are no unsettled income tax assessments outstanding.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

3.	Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

4.	Inventories

As of May 31, 2008 and August 31, 2007, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $144,892,000 and $63,209,000, respectively. The May 31, 2008 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the issuer’s indenture for its $350,000,000 Senior Unsecured Notes due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 31, 2008				August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$36,592	$16,806	$—	$53,398	$123,858	$11,583	$—	$135,441
Marketable securities	—	—	—	—	75,854	—	—	75,854
Accounts receivable, net	62,547	44,738	—	107,285	49,577	30,126	—	79,703
Inventories	177,338	35,389	—	212,727	139,382	26,642	—	166,024
Prepaid expenses and other assets	73,864	5,871	—	79,735	12,660	4,297	—	16,957
Intercompany	169,210	16,578	(185,788)	—	135,343	17,374	(152,717)	—

Total current assets	519,551	119,382	(185,788)	453,145	536,674	90,022	(152,717)	473,979
Property, plant and equipment, net	162,566	77,490	—	240,056	141,955	75,882	—	217,837
Investment in affiliated company	5,022	—	—	5,022	3,510	—	—	3,510
Deferred financing costs, net	4,841	—	—	4,841	5,635	—	—	5,635
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,832	—	1,832	—	2,191	—	2,191
Deferred turnaround costs & other assets	14,229	1,198	—	15,427	7,908	1,344	—	9,252
Deferred income taxes	12,062	(4,358)	—	7,704	13,063	(5,750)	—	7,313
Investment in subsidiaries	(8,614)	—	8,614	—	(3,863)	—	3,863	—

Total assets	$709,657	$207,393	$(177,174)	$739,876	$704,882	$175,538	$(148,854)	$731,566

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$32,000	$—	$—	$32,000	$—	$—	$—	$—
Current installments of long-term debt	1,222	860	—	2,082	1,003	805	—	1,808
Accounts payable	73,330	20,208	—	93,538	54,421	15,385	—	69,806
Accrued liabilities	19,443	5,284	—	24,727	10,474	5,169	—	15,643
Income taxes payable	3,764	(2,681)	—	1,083	38,215	(1,701)	—	36,514
Sales, use and fuel taxes payable	17,337	4,206	—	21,543	16,736	3,989	—	20,725
Deferred income taxes	7,870	(652)	—	7,218	9,041	(1,823)	—	7,218
Amounts due affiliated companies, net	6,758	287	—	7,045	1,107	1,070	—	2,177
Intercompany	—	185,788	(185,788)	—	—	152,717	(152,717)	—

Total current liabilities	161,724	213,300	(185,788)	189,236	130,997	175,611	(152,717)	153,891
Long term debt: less current installments	352,877	3,232	—	356,109	353,407	3,737	—	357,144
Deferred gain on settlement of pension plan obligations	109	—	—	109	270	—	—	270
Deferred retirement benefits	78,590	(546)	—	78,044	77,298	7	—	77,305
Other noncurrent liabilities	—	21	—	21	—	46	—	46

Total liabilities	593,300	216,007	(185,788)	623,519	561,972	179,401	(152,717)	588,656

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	22,031	10,651	(10,651)	22,031	22,031	10,651	(10,651)	22,031
Retained earnings	114,168	(19,432)	19,432	114,168	141,555	(14,681)	14,681	141,555
Accumulated other comprehensive loss	(19,842)	149	(149)	(19,842)	(20,676)	149	(149)	(20,676)

Total stockholder’s equity	116,357	(8,614)	8,614	116,357	142,910	(3,863)	3,863	142,910

	$709,657	$207,393	$(177,174)	$739,876	$704,882	$175,538	$(148,854)	$731,566

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended May 31, 2008				Three Months Ended May 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$611,314	$405,648	$(228,013)	$788,949	$425,770	$321,557	$(160,029)	$587,298
Costs of goods sold	586,921	374,222	(228,013)	733,130	354,062	294,901	(160,029)	488,934

Gross profit	24,393	31,426	—	55,819	71,708	26,656	—	98,364

Expenses:
Selling, general and administrative expenses	5,534	30,582	—	36,116	5,816	28,265	—	34,081
Depreciation and amortization expenses	2,631	1,427	—	4,058	2,291	1,179	—	3,470

Total operating expenses	8,165	32,009	—	40,174	8,107	29,444	—	37,551

Operating income (loss)	16,228	(583)	—	15,645	63,601	(2,788)	—	60,813

Other income (expense):
Interest expense, net	(7,711)	(884)	—	(8,595)	(3,129)	(3,085)	—	(6,214)
Other, net	(743)	281	—	(462)	(464)	287	—	(177)
Equity in net earnings of affiliate	618	—	—	618	438	—	—	438
Equity in net earnings of subsidiaries	(802)	—	802	—	(3,763)	—	3,763	—

	(8,638)	(603)	802	(8,439)	(6,918)	(2,798)	3,763	(5,953)

Income (loss) before income tax expense (benefit)	7,590	(1,186)	802	7,206	56,683	(5,586)	3,763	54,860
Income tax expense (benefit)	3,339	(384)	—	2,955	24,317	(1,823)	—	22,494

Net income (loss)	$4,251	$(802)	$802	$4,251	$32,366	$(3,763)	$3,763	$32,366

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Nine Months Ended May 31, 2008				Nine Months Ended May 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,641,455	$1,082,531	$(577,751)	$2,146,235	$1,202,400	$845,905	$(383,630)	$1,664,675
Costs of goods sold	1,576,044	992,655	(577,751)	1,990,948	1,108,021	762,668	(383,630)	1,487,059

Gross profit	65,411	89,876	—	155,287	94,379	83,237	—	177,616

Expenses:
Selling, general and administrative expenses	16,893	89,952	—	106,845	17,170	84,992	—	102,162
Depreciation and amortization expenses	7,894	4,244	—	12,138	6,873	3,574	—	10,447

Total operating expenses	24,787	94,196	—	118,983	24,043	88,566	—	112,609

Operating income (loss)	40,624	(4,320)	—	36,304	70,336	(5,329)	—	65,007

Other income (expense):
Interest expense, net	(18,788)	(4,038)	—	(22,826)	(8,707)	(8,613)	—	(17,320)
Other, net	(2,419)	862	—	(1,557)	(1,509)	850	—	(659)
Equity in net earnings of affiliate	1,512	—	—	1,512	1,273	—	—	1,273
Equity in net earnings of subsidiaries	(4,751)	—	4,751	—	(8,191)	—	8,191	—

	(24,446)	(3,176)	4,751	(22,871)	(17,143)	(7,763)	8,191	(16,706)

Income (loss) before income tax expense (benefit)	16,178	(7,496)	4,751	13,433	53,202	(13,092)	8,191	48,301
Income tax expense (benefit)	8,253	(2,745)	—	5,508	24,705	(4,901)	—	19,804

Net income (loss)	$7,925	$(4,751)	$4,751	$7,925	$28,497	$(8,191)	$8,191	$28,497

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended May 31, 2008				Nine Months Ended May 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(121,918)	$12,210	$—	$(109,708)	$6,431	$12,513	$—	$18,944

Cash flows from investing activities:
Additions to property, plant and equipment	(27,973)	(6,498)	—	(34,471)	(23,843)	(7,682)	—	(31,525)
Additions to deferred turnaround costs	(9,481)	(39)	—	(9,520)	(4,244)	(95)	—	(4,339)
Distributions received	—	—	—	—	1,000	—	—	1,000

Net cash used in investing activities	(37,454)	(6,537)	—	(43,991)	(27,087)	(7,777)	—	(34,864)

Cash flows from financing activities:
Net borrowings on revolving credit facility	32,000	—	—	32,000	—	—	—	—
Proceeds from sales of investment securities	75,854	—	—	75,854	—	—	—	—
Proceeds from issuance of long-term debt	—	178	—	178	130,711	1,245	—	131,956
Dividends to stockholder	(35,312)	—	—	(35,312)	(9,090)	—	—	(9,090)
Principal reductions of long-term debt	(328)	(628)	—	(956)	(153)	(547)	—	(700)
Deferred financing costs	(108)	—	—	(108)	(788)	—	—	(788)

Net cash provided by financing activities	72,106	(450)	—	71,656	120,680	698	—	121,378

Net (decrease) increase in cash and cash equivalents	(87,266)	5,223	—	(82,043)	100,024	5,434	—	105,458
Cash and cash equivalents, beginning of year	123,858	11,583	—	135,441	52,375	6,822	—	59,197

Cash and cash equivalents, end of period	$36,592	$16,806	$—	$53,398	$152,399	$12,256	$—	$164,655

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales
Retail	$404,593	$320,706	$1,079,261	$842,533
Wholesale	384,356	266,592	1,066,974	822,142

	$788,949	$587,298	$2,146,235	$1,664,675

Intersegment Sales
Wholesale	$226,958	$159,178	$574,481	$380,258

Operating Income (loss)
Retail	$(1,625)	$(2,725)	$(5,997)	$(4,269)
Wholesale	17,270	63,538	42,301	69,276

	$15,645	$60,813	$36,304	$65,007

Depreciation and Amortization
Retail	$1,328	$1,128	$3,947	$3,422
Wholesale	2,730	2,342	8,191	7,025

	$4,058	$3,470	$12,138	$10,447

	May 31, 2008	August 31, 2007
Total Assets
Retail	$175,785	$158,164
Wholesale	564,091	573,402

	$739,876	$731,566

Capital Expenditures (including non-cash)
Retail	$6,290	$7,783
Wholesale	28,779	35,831

	$35,069	$43,614

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Employee Benefit Plans

For the periods ended May 31, 2008 and May 31, 2007, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
		(in thousands)
Service cost	$2,045	$1,971	$1,991	$1,696
Interest cost on benefit obligation	3,536	3,159	3,236	2,544
Expected return on plan assets	(3,720)	(3,198)	—	—
Amortization of transition obligation	105	105	448	448
Amortization and deferral of net loss	54	558	697	748

Net periodic benefit cost	$2,020	$2,595	$6,372	$5,436

As of May 31, 2008, $3,600,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2008.

8.	Derivative Financial Instruments

At May 31, 2008 the Company had no open future positions of crude oil. The Company recorded realized losses of $3,518,000 on these future positions for the nine months ending May 31, 2008 which is recorded in cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company continues to be impacted by the volatility of the petroleum market in the fiscal year 2008. Crude prices have increased to record highs during the fourth quarter of fiscal year 2008. A NYMEX record high closing price of $145.29 per barrel was reached on July 3, 2008.

Industry-wide margins on gasoline and distillate products, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, commonly referred to as the “3-2-1 crackspread”, have improved in the fourth quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2008. Margins for the fourth quarter of fiscal year 2008 as calculated on June 30, 2008 averaged $15.20 as compared to $11.31 for the third quarter of fiscal year 2008, a $3.89 or 34.4% increase. Comparing the crackspreads to the same period a year ago, the margins for the fourth quarter of fiscal year 2008 are $1.34 or 10% higher than the fourth quarter of fiscal year 2007 margin of $13.86.

The Company continues to evaluate its financing options relating to the Coker project, there has been no change in its status.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales
Petroleum	$350,233	$268,572	$921,076	$692,426
Merchandise and other	54,360	52,134	158,185	150,107

Total Net Sales	404,593	320,706	1,079,261	842,533
Costs of Goods Sold	374,446	294,179	991,784	758,795

Gross Profit	30,147	26,527	87,477	83,738
Operating Expenses	31,772	28,124	93,474	88,007

Segment Operating Income/(Loss)	$(1,625)	$(2,725)	$(5,997)	$(4,269)

Petroleum Sales (thousands of gallons)	95,641	95,504	280,077	271,679

Gross Profit
Petroleum (a)	$15,703	$12,283	$45,401	$43,020
Merchandise and other	14,444	14,244	42,076	40,718

	$30,147	$26,527	$87,477	$83,738

Petroleum margin ($/gallon) (b)	.1642	.1286	.1621	.1583
Merchandise margin (percent of sales)	26.6%	27.3%	26.6%	27.1%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses petroleum margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2008 and May 31, 2007

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2008 by $83.9 million or 26.2% to $404.6 million from $320.7 million for the comparable period in fiscal 2007. The increase is due to the following: $81.7 million in petroleum sales and $2.2 million in merchandise sales. The petroleum sales increase resulted from a 30.2% increase in retail selling prices per gallon, and a .1 million gallon or .1% increase in retail petroleum volume. Merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2008 by $80.3 million or 27.3% to $374.5 million from $294.2 million for the comparable period in fiscal 2007. The increase is due to the following: petroleum purchases of $77.2 million due to an increase in price and volume, fuel tax of $1.1 million and merchandise cost of $2.0 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended May 31, 2008 by $3.6 million or 13.6% to $30.1 million from $26.5 million for the comparable period in fiscal 2007. The Company increased its petroleum margins by $3.4 million or 27.8% and merchandise margin increased by $.2 million or 1.4%.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended May 31, 2008 by $2.5 million or 8.6% to $31.8 million from $29.3 million for the comparable period in fiscal 2007. The increase is due to the following: payroll and related payroll costs of $1.6 million; credit/customer service costs of $.6 million and advertising costs of $.3 million.

Comparison of Nine Months Ended May 31, 2008 and May 31, 2007

Net Sales

Retail sales increased during the nine months ended May 31, 2008 by $236.7 million or 28.1% to $1,079.3 million from $842.5 million for the comparable period in fiscal 2007. The increase was primarily due to $228.6 million in petroleum sales, and $8.1 million in merchandise sales. This merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices. The petroleum sales increase resulted from a 8.4 million gallon or 3.1% increase in retail petroleum volume, and a 29.0% increase in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2008 by $233.0 million or 30.7% to $991.8 million from $758.8 million for the comparable period in fiscal 2007. The increase was primarily due to the following: petroleum purchases of $217.8 million, fuel taxes of $7.7 million, freight costs of $1.2 million, merchandise costs of $6.7 million directly related to the increase in sales and offset by an inventory adjustment of $.4 million due primarily to price changes.

Gross Profit

Retail gross profit increased during the nine months ended May 31, 2008 by $3.7 million or 4.5% to $87.4 million from $83.7 million for the comparable period in fiscal 2007. The Company increased its petroleum margins by $2.4 million or 5.5% and merchandise margin increased by $1.3 million or 3.3%.

Operating Expenses

Retail operating expenses increased during the nine months ended May 31, 2008 by $5.5 million or 6.2% to $93.5 million from $88.0 million for the comparable period in fiscal 2007. The increase is due to the following: payroll and related payroll costs of $2.9 million; credit/customer service costs of $1.9 million, insurance/utilities/taxes of $.4 million and other miscellaneous costs of $.3 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales (b)	$384,356	$266,592	$1,066,974	$822,142
Costs of Goods Sold	358,684	194,755	999,164	728,264

Gross Profit	$25,672	$71,837	$67,810	$93,878

Operating Expenses	8,402	8,299	25,509	24,602

Segment Operating Income	$17,270	$63,538	$42,301	$69,276

Crude throughput (thousand barrels per day)	55.9	44.4	58.1	59.3

Refinery Product Yield

(thousands of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	2,033	2,059	6,776	7,486
Distillates	1,249	987	3,902	4,019
Asphalt	1,482	1,142	4,771	4,592
Butane, propane, residual products, internally produced fuel and other (“Other”)	782	534	1,901	1,720

Total Product Yield	5,546	4,722	17,350	17,817

% Heavy Crude Oil of Total Refinery Throughput (b)	57%	58%	59%	57%

Product Sales

(dollars in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	$160,487	$123,911	$436,448	$333,838
Distillates	137,959	74,983	377,968	264,051
Asphalt	72,288	62,514	216,910	210,932
Other	13,622	5,184	35,648	13,321

	$384,356	$266,592	$1,066,974	$822,142

Product Sales

(thousand of barrels)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Gasoline and gasoline blendstock	1,353	1,375	4,176	4,469
Distillates	932	888	3,118	3,399
Asphalt	1,501	1,463	5,407	4,849
Other	218	128	606	353

	4,004	3,854	13,307	13,070

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2008 and May 31, 2007

Net Sales

Wholesale sales increased during the three months ended May 31, 2008 by $117.8 million or 44.2% to $384.4 million from $266.6 million for the comparable period in fiscal 2007 The wholesale sales increase was due to a 3.4% increase in wholesale volume, and the result of the rising oil market pricing.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended May 31, 2008 by $163.9 million or 84.2% to $358.7 million from $194.8 million for the comparable period in fiscal 2007. The increase in wholesale costs of goods sold during this period was primarily a result of the rising oil market pricing.

Gross Profit

Wholesale gross profit decreased during the three months ended May 31, 2008 by $46.2 million or 64.3% to $25.6 million from $71.8 million for the comparable period in fiscal 2007. This decrease was primarily the result of narrowing margins due to substantial increases in feedstock stocks and lower increases in product sales prices.

Operating Expenses

Operating expenses increased during the three months ended May 31, 2008 by $.1 million or 1.2% to $8.4 million from $8.3 million for the comparable period in fiscal 2007.

Comparison of Nine Months Ended May 31, 2008 and May 31, 2007

Net Sales

Wholesale sales increased during the nine months ended May 31, 2008 by $244.8 million or 29.8% to $1,066.9 million from $822.1 million for the comparable period in fiscal 2007. The wholesale sales increase was primarily due to a 27.5% increase in selling price.

Costs of Goods Sold

Wholesale costs of goods sold increased during the nine months ended May 31, 2008 by $270.9 million or 37.2% to $999.2 million from $728.3 million for the comparable period in fiscal 2007. The increase in wholesale costs of goods was primarily a result of rising oil market pricing.

Gross Profit

Wholesale gross profit decreased during the nine months ended May 31, 2008 by $26.1 million or 27.8% to $67.8 million from $93.9 million for the comparable period in fiscal 2007. This decrease was primarily due to the rising oil market pricing, resulting in narrowing margins.

Operating Expenses

Operating expenses increased during the nine months ended May 31, 2008 by $.9 million or 3.7% to $25.5 million from $24.6 million for the comparable period in fiscal 2007. The increase is due primarily to depreciation on capital additions made in fiscal 2007. For fiscal 2008 operating expenses were $25.5 million, or 2.4% of net wholesale sales, compared to $24.6 million, or 3.0% of net wholesale sales for the comparable period in fiscal 2007.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) for the three months ended May 31, 2008 increased $2.4 million or 38.3% to 8.6 million from $6.2 million for the comparable period in fiscal 2007, primarily due to the additional $125 million of Senior Notes issued February 2007.

Net interest expense (interest expense less interest income) for the nine months ended May 31, 2008 increased $5.5 million or 31.9% to $22.8 million from $17.3 million for the comparable period in fiscal 2007. This increase is primarily due to increased interest expense of $8.9 million on the $125 million of Senior Notes issued February 2007, offset by increased interest income of $3.0 million earned during the period.

Income Tax Expense / (Benefit)

The Company’s effective tax rate for the three months and nine months ended May 31, 2008 was relatively constant at approximately 41.0% compared to a rate of 41.8% for the three months ended May 31, 2007.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions. The Company’s ability to generate sufficient cash flows from operating activities will continue to be primarily dependent on refining or purchasing and selling refined products and merchandise at margins to cover both fixed and variable costs.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	May 31, 2008	August 31, 2007
Cash and cash equivalents	$53,398	$135,441
Working capital	$263,909	$320,088
Current ratio	2.4	3.1
Debt	$390,191	$358,952

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Nine Months Ended May 31, 2008
(dollars in millions)
Significant uses of cash
Cash used in investing activities
Property, plant and equipment	$34.5
Refinery turnaround costs	9.5

Total	$44.0

Cash provided by financing activities
Proceeds from sale of investment securities	$75.9
Net borrowings on revolving credit facility	32.0
Dividends to stockholders	(35.3)
Other	(.9)

Total	$71.7

Working capital items
Prepaid expense increase	$(62.8)
Increase in inventory due to increase in volumes	(46.7)
Income taxes payable decrease	(35.4)
Accounts receivable increase	(27.6)
Accounts payable increase	23.7
Accrued liabilities increase	9.1
Amounts due from affiliated companies, net increase	4.9
Sales, use and fuel taxes payable increase	.8

Total	$(134.0)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2008.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2006, we extended the term of our $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $.4 million as of May 31, 2008 and there were outstanding borrowings under the Revolving Credit Facility in the amount of $32.0 million resulting in net availability of $67.6 million. The Company’s working capital ratio exceeded 2.4 as of May 31, 2008.

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility to finance a portion of its operations. As of July 11, 2008, there were no borrowings outstanding under the revolving line of credit. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. During the first nine months of fiscal year 2008, the Company had 1,500,000 barrels of crude oil future positions all of which were sold or expired prior to May 31, 2008. The resulting loss on these positions amounted to $3,518,000 which was recorded in cost of sales. The Company had no open future positions at May 31, 2008.

See also Recent Developments section of Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Exchange Act), as of the end of the Company’s fiscal quarter ended May 31, 2008, (the “Evaluation Date”) the Company’s CEO and CFO (its principal executive officer and principal financial officer, respectively) have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt President

/s/ James E. Murphy
James E. Murphy Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President – Finance