Form 10-K
period 2008-08-31
SUPER TEST PETROLEUM INC; KWIK FIL INC; UNITED REFINING CO; PPC INC; COUNTRY FAIR INC; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FILL CORP; UNITED JET CENTER INC
filed 2008-12-01
CIK 1045545, 1045540, 101462, 1045544, 1171162, 830253, 1040270, 1045539, 1045541, 1045542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 1, 2008, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:    None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-K CONTENTS

ITEM 1.	BUSINESS.

Introduction

United Refining Company is a Pennsylvania Corporation that began business operations in 1902. We are the leading integrated refiner and marketer of petroleum products in our primary market area, which encompasses western New York and northwestern Pennsylvania. We own and operate a medium complexity 70,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we produce a variety of products, including various grades of gasoline, ultra low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo®, Keystone® and Country Fair® brand names at a network of Company-operated retail units and convenience and grocery items through convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2008, (sometimes referred to as “fiscal 2008”), we operated 369 units, of which, 185 units are owned, 121 units are leased, and the remaining stores are operated under a management agreement. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For fiscal 2008 approximately 53% and 26% of our gasoline and distillate production, respectively, was sold through our retail network.

For fiscal 2008, we had total net sales of $3.2 billion, of which approximately 54% were derived from gasoline sales, approximately 39% were from sales of other petroleum products and 7% were from sales of merchandise and other revenue. Our capacity utilization rates have averaged 95% for the last five years.

We believe that the location of our 70,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100 mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, and including fiscal 2008, we have experienced approximately 1.9 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 60% / 40% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2008, 170 of our retail units were located in New York, 186 in Pennsylvania and 13 in Ohio. In fiscal year 2008, approximately 53% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 106 are Quick Serve Restaurants

(“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2009. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been severely affected by falling petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2009 was ($2.11) as compared to $9.40 for the fourth quarter of fiscal year 2008, a decrease of $11.51 or 122%. The lagged crackspread for October of fiscal year 2009 was ($22.33), a decrease of $31.73 or 337% as compared to the fourth quarter of fiscal year 2008.

The Company has reached an agreement with its bank group, led by PNC Bank NA to increase its working capital line from $100,000,000 to $130,000,000. More information regarding this improvement to the liquidity position of the Company can be found in Liquidity and Capital Resources.

Industry Overview

We are a regional refiner and marketer located primarily in Petroleum Administration for Defense Districts I (“PADD I”). As of January 1, 2008, there were 15 operable refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2007 in PADD I averaged 6.26 million bpd, representing approximately 30% of U.S. demand based on industry statistics reported by the Energy Information Administration (“EIA”). According to the EIA, prime supplier sales volume of gasoline in the region grew slightly by approximately .6% during the five-year period ending December 2007. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

We believe that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. We believe that high utilization rates coupled with inadequate crude capacity expansion is likely to result in sustainable operating margins in the refining industry.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 70,000 bpd of crude oil processing and averaged saleable production of approximately 60,700 bpd during fiscal 2008.

Crude oil processing was reduced during October and November 2007 when the Company completed a scheduled 21 day maintenance and enhancement turnaround of the fluid catalytic cracking (FCC) unit and related operations. The FCC unit had been on-stream for 41 months between turnarounds with the exception of an unscheduled 6 day shutdown in March, 2006 caused by a compressor control system malfunction and a steam boiler leak. The major activity during the turnaround in addition to normal shutdown maintenance was the replacement and upgrading of the compressor control system and complete replacement of the steam boiler.

We believe our geographic location in the product short PADD I is a significant marketing advantage. Our refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2008, approximately 53% of our gasoline production was sold through our retail network and the remaining 47% of such production was sold to wholesale customers.

Middle distillates include kerosene, ultra low sulfur diesel fuel, and No. 2 heating oil. For fiscal 2008, approximately 74% of our distillate production was sold to wholesale customers and the remaining 26% through our retail network.

We optimize our bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has exceeded 27% over the last five fiscal years due to our ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

Asphalt is a residual product of the crude oil refining process, which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. We believe that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery’s processing capability.

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 70,000 bpd.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha and FCC light catalytic naptha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2006 also treats raw distillates to produce ultra low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the FCC unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, light and heavy catalytic naptha gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. FCC light and heavy catalytic naptha is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2008, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Even though our crude supply is substantially all Canadian, it is not dependent on this source alone. Within 90 days, we could shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. 64% of our term contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 36% of our term crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2008, we had supply contracts with 14 major suppliers for an aggregate of 56,200 bpd of crude oil. We have contracts with three suppliers amounting to 53% of daily crude oil supply (none more than 12,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Ozark, Woodpat and Chicap Pipelines (foreign crude oils shipped on the Seaway system can also access this route), which connects to the Enbridge pipeline system at Mokena, Illinois; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shutdown for internal inspection and repair. The most recent turnarounds occurred in March and April 2007 at our crude unit and its related processing equipment, and in October and November 2007 at our FCC unit and its related processing equipment. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years (for tank turnarounds). Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The next scheduled turnarounds are currently scheduled to begin March 2010 at the crude unit and October 2010 at the FCC unit.

The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period.

Marketing and Distribution

General

We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

We maintain an approximate 60% / 40% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2008, approximately 53% and 26% of our gasoline and distillate production, respectively, was sold through this retail network.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminals in Rochester, New York and Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2008, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 369 retail units, of which 170 are located in western New York, 186 in northwestern Pennsylvania and 13 in eastern Ohio. We own 185 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 20% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. One hundred and six of our 369 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store.

Total merchandise sales for fiscal year 2008 were $221.0 million, with a gross profit of approximately $58.4 million. Gross margins on the sale of convenience merchandise averaged 26.5% for fiscal 2008 and have been over 27.0% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2008, we purchased approximately 68.9% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Wholesale Marketing and Distribution

In fiscal 2008, we sold on a wholesale basis approximately 43,600 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2008, our production of gasoline, distillate, and asphalt sold at wholesale was 47%, 74%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 45 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 17% of our wholesale gasoline sales in fiscal 2008. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2008, we have experienced an approximately 1.9 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo.

Our ability to market asphalt is critical to the performance of our refinery. The timing and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2008, we sold 7.5 million barrels of asphalt while producing 6.5 million barrels. This difference is primarily attributed to our purchasing product for resale, predominantly for our Cordova, Alabama facility.

We have a significant share of the asphalt market in southwestern New York and western and central Pennsylvania as well as in the greater metro areas of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased or exchanged in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

We also had a 50% interest in a joint venture with an entity for the marketing of asphalt products in Alabama which was discontinued as of July 31, 2008. This joint venture was accounted for using the equity method of accounting.

We use a network of five terminals to store and distribute refined products. This network provides distillate, and asphalt storage capacities of approximately 1,127,000 barrels, as of August 31, 2008.

During fiscal 2008, approximately 89% of our refined products were transported from the refinery via truck transports, with the remaining 11% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 22% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 22 sources located throughout our retail marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Environmental Considerations

General

We are subject to extensive federal, state and local laws and regulations relating to fuel quality, pollution control and protection of the environment, such as those governing releases of certain materials to the air and water and the storage, treatment, transportation, disposal and clean-up of wastes located on land. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

Gasoline and Diesel Fuel Manufacturing Standards

Changes in fuel manufacturing standards including mandatory benzene reduction in gasoline and renewable fuel blending requirements will continue to affect our operations. In February 2000, the United States Environmental Protection Agency (“USEPA”) issued a final rule under the federal Clean Air Act (“CAA”) requiring a phased reduction of the sulfur content in gasoline to ultimately achieve an annual average of 30 Parts Per Million (“PPM”). Many refiners had to make this reduction beginning in January 2004, but some smaller refiners and those in certain Western states were allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although we are of comparable size to some of the small refiners granted more time to comply, we were not classified as a small refiner for this purpose, nor are our operations located in any of the Western states given more time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. We applied for and were granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance plan giving us until January 2008 to meet the 30 PPM annual average sulfur limit. Process modifications necessary to reduce sulfur in all three phases of plan were successfully implemented and the industry wide standard was achieved before the January 1, 2008 deadline.

In 2005, the U.S. Congress passed the Energy Policy Act creating a Renewable Fuel Standard. That standard requires a certain volume each year of transportation fuel sold to be comprised of renewable fuel, such as ethanol. The renewable fuel volume requirement was increased through passage of Energy Independence and Security Act of 2007. We are required to comply with the Renewable Fuel Standard by January 2011. The estimated cost of this project is approximately $18 million.

The USEPA finalized another rule on February 26, 2007 under the CAA known as the Mobile Source Air Toxics Rule No. 2 (“MSAT II”) intended to reduce emissions of benzene by, among other things, regulating gasoline quality. The rule requires us to reduce the amount of benzene in gasoline from a current average level of about 2% down to 0.62% by January 2011.

Retail Gasoline Stations

We currently operate gasoline stations in three states with underground petroleum product storage tanks and in the past have operated gasoline stations that are now closed. Federal and state statutes and regulations govern the installation, operation and removal from service of these underground storage tanks and associated piping and product dispensing systems. The operation of underground storage tanks and systems carries the risk of contamination to soil and groundwater with petroleum products. We manage this risk by promptly responding to actual and suspected leaks and spills and implementing remedial action plans meeting regulatory requirements. In addition to prompt response and remediation, we receive reimbursement for response costs associated with leaks and spills in the Commonwealth of Pennsylvania through the Underground Storage Tank Indemnification Fund.

Competition

Petroleum refining and marketing is highly competitive. Our major retail gasoline c-store competitors include British Petroleum, Amerada Hess, Exxon-Mobil, Sunoco, Sheetz, Delta Sonic, Valero and Giant Eagle/GetGo. With respect to wholesale gasoline and distillate sales, we compete with Sunoco, Inc., Exxon-Mobil, and other refiners via their pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will continue to be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting our retail marketing network are location, product price, overall appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, supermarkets, and “big box” convenience store chains such as Wal-Mart and Sam’s Club, is expected to be ongoing. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Employees

As of August 31, 2008, we had approximately 4,576 employees; 2,039 full-time and 2,573 part-time employees. Approximately 3,763 persons were employed at our retail units, 359 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A and General Teamsters Local Union No. 397 covering 220, 8, and 18 employees, respectively. The agreements expire on February 1, 2012, January 31, 2009 and July 31, 2010, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, along with us, have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 45 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that the Company does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. Prior to this amendment of the Revolving Credit Facility, commencing May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of

.5% to 0% or the federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. For the period commencing November 2006 when the Revolving Credit Facility was amended and extended, until May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2008 was 5.00%.

During May 2007, the Company sold an additional $125,000,000 of 10 1 /2% Senior Unsecured Notes due 2012 (the “Additional Notes”) for $130,312,500 resulting in a debt premium of $5,312,500 which will be amortized over the life of the Additional Notes using the effective interest method. These Additional Notes were issued under an indenture, dated as of August 6, 2004 (the “Indenture”), pursuant to which $200,000,000 of Notes of the same series were issued in August 2004 and an additional $25,000,000 in February 2005. The net proceeds of the offering were used and will continue to be used for capital expenditures and general corporate purposes. Additional Notes are hereinafter collectively called “the Senior Unsecured Notes” and are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 16 to Consolidated Financial Statements, Item 8).

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $432,000 and approximately $90,568,000 unused and available under the Revolving Credit Facility as of August 31, 2008.

ITEM 1A. RISK	FACTORS.

Risks Relating to the Business

Substantial Leverage and Ability to Service and Refinance Debt

Our ability to pay interest and principal on the Senior Unsecured Notes and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet our operating expenses and capital expenditures, to sustain operations and to service our interest requirements as they become due.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risks resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

If we are unable to generate sufficient cash flow to service our indebtedness and fund our capital expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the notes) or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Volatility of Crude Oil Prices and Refining Margins

We are engaged primarily in the business of refining crude oil and selling refined petroleum products. Our earnings and cash flows from operations are dependent upon us realizing refining and marketing margins at least sufficient to cover our fixed and variable expenses. The cost of crude oil and the prices of refined products depend upon numerous factors beyond our control, such as the supply of and demand for crude oil, gasoline and other refined products, which are affected by, among other things, changes in domestic and foreign economies, political events, and instability or armed conflict in oil producing regions, production levels, weather, the availability of imports, the marketing of gasoline and other refined petroleum products by our competitors, the marketing of competitive fuels, the impact of energy conservation efforts, and the extent of domestic and foreign government regulation and taxation. A large, rapid increase in crude oil prices would adversely affect our operating margins if the increased cost of raw materials could not be passed to our customers on a timely basis, and would adversely affect our sales volumes if consumption of refined products, particularly gasoline, were to decline as a result of such price increases. A sudden drop in crude oil prices would adversely affect our operating margins since wholesale prices typically decline promptly in response thereto, while we will be paying the higher crude oil prices until our crude supply at such higher prices is processed. The prices which we may obtain for our refined products are also affected by regional factors, such as local market conditions and the operations of competing refiners of petroleum products as well as seasonal factors influencing demand for such products. In addition, our refinery throughput and operating costs may vary due to scheduled and unscheduled maintenance shutdowns.

We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent hedging program; however, we do manage the risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2008, the Company had no open futures positions of crude oil puts.

At August 31, 2008, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

Competition

Many of our competitors are fully integrated companies engaged on a national and/or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than ours. Large oil companies, because of the diversity and integration of their operations, larger capitalization and greater resources, may be better able to withstand volatile market conditions, compete on the basis of price, and more readily obtain crude oil in times of shortages.

We face strong competition in our market for the sale of refined petroleum products, including gasoline. Such competitors have in the past and may in the future engage in marketing practices that result in profit margin deterioration for us for periods of time, causing an adverse impact on us.

Concentration of Refining Operations

All of our refinery activities are conducted at our facility in Warren, Pennsylvania. In addition, we obtain substantially all of our crude oil supply through our owned and operated Kiantone Pipeline. Any prolonged disruption to the operations of our refinery or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. In order to minimize the effects of any such incident, we maintain a full schedule of insurance coverage which includes, but is not limited to, property and business interruption insurance. The property insurance policy has a combined loss limit for a property loss at our refinery and business interruptions of $500 million. A deductible of $5 million applies to physical damage claims, with a 45-day wait period deductible for business interruption. We believe that our business interruption coverage is adequate. However, there can be no assurance that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

Impact of Environmental Regulation; Government Regulation

Our operations and properties are subject to increasingly more stringent environmental laws and regulations, such as those governing the use, storage, handling, generation, treatment, transportation, emission, release, discharge and disposal of certain materials, substances and wastes, remediation of areas of contamination and the health and safety of employees. These laws may impose strict, and under certain circumstances, joint and several, liability for remediation costs and also can impose responsibility for natural resource damages. Failure to comply, including failure to obtain required permits, can also result in significant fines and penalties, as well as potential claims for personal injury and property damage.

We cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. The nature of our operations and previous operations by others at certain of our facilities exposes us to the risk of claims under those laws and regulations. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims, including potential claims arising from discovery of currently unknown conditions.

Taxes

Our operations and products will be subject to taxes imposed by federal, state and local governments, which taxes have generally increased over time. There can be no certainty of the effect that increases in these taxes, or the imposition of new taxes, could have on us, or whether such taxes could be passed on to our customers.

Nature of Demand for Asphalt

In fiscal 2008, asphalt sales represented 13% of our total revenues. Over the same period, approximately 87% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins. In addition, paving activity in our marketing area generally ceases in the winter months. Therefore, much of our asphalt production during the winter must be stored until warmer weather arrives, resulting in delayed revenue recognition and inventory buildups each year.

Controlling Stockholder

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholders and to elect all of our directors.

Restrictions Imposed by Terms of Indebtedness

The terms of the Revolving Credit Facility, the Indenture and the other agreements governing our indebtedness impose operating and financing restrictions on us and our subsidiaries. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities which will be in our interest.

Our Pension Plans are Currently Underfunded

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2008, as measured under FAS 87 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $65.8 million and the value of the assets of the plans was approximately $53.5 million. In fiscal 2008, we contributed $3.6 million to the three plans, and we have made additional contributions to our pension plans of $2.5 million in fiscal year 2009. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

Our pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC generally has the authority to terminate an underfunded pension plan if the possible long-run loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

Not Applicable

ITEM 2.	PROPERTIES.

We own a 92-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2008, we operated 185 retail units and two crude oil and five refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

As of August 31, 2008, we also lease an aggregate of 184 sites in Pennsylvania, New York, and Ohio upon which we operate retail units.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2008. The selected income statement, balance sheet, financial and ratio data as of and for each of the five-years ended August 31, 2008 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Income Statement Data:
Net sales	$3,208,012	$2,405,063	$2,437,052	$1,890,189	$1,488,937
Gross margin (1)	261,413	449,451	418,426	294,173	277,716
Refining operating expenses (2)	152,521	130,164	145,117	120,573	105,352
Selling, general and administrative expenses	145,770	136,474	129,522	116,240	111,312
Operating income (loss)	(52,595)	168,394	130,597	42,134	48,021
Interest expense	(36,934)	(28,178)	(24,645)	(24,661)	(21,445)
Interest income	4,966	4,384	750	133	22
Other, net	(3,706)	(825)	(429)	(1,658)	(1,705)
Equity in net earnings of affiliate	2,879	1,611	2,190	864	672
Loss on early extinguishment of debt	—	—	—	—	(6,770)
Income (loss) before income tax expense (benefit)	(85,390)	145,386	108,463	16,812	18,795
Income tax expense (benefit)	(35,485)	59,680	44,449	6,900	7,400
Net income (loss)	(49,905)	85,706	64,014	9,912	11,395

Balance Sheet Data (at end of period):
Total assets	601,793	731,566	516,771	418,837	366,382
Total debt	367,291	358,952	228,014	227,141	212,948
Total stockholder’s equity	58,058	142,910	91,853	50,873	47,106

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in costs of goods sold in our consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

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

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the effect of the current banking and credit crisis on the Company and our customers and suppliers;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Annual Report on Form 10K.

Business Strategy and Overview

Our strategy is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible crude and overhead costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•	Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model.

•	Continue to investigate additional strategic acquisitions and capital improvements to our existing facilities.

•

Continue to evaluate the construction of a delayed Coker and related infrastructure to position us to process a heavier sour crude slate and thereby maximize the benefit of a favorable light/heavy crude differential.

Company Background

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of product prior to transfer of its title. Title to product is transferred to the customer at the shipping point, under predetermined contracts for sale at agreement upon or posted prices to customers of which collectibility is reasonably assured.

Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectibility of Accounts Receivable

For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2008 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2008.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested with a financial institution that follows an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	25%	35%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2008. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 11 to Consolidated Financial Statements, Item 8.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2008, approximately 53% and 26% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 26.5% for fiscal 2008 and have been between 26.5% and 28.6% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal year 2009. The lagged 3-2-1 crackspread as measured by the difference between the price of crude oil contracts traded on the NYMEX for the proceeding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month, have been severely affected by falling petroleum prices. The Company uses a lagged crackspread as a margin indicator as it reflects the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the month of September in fiscal year 2009 was ($2.11) as compared to $9.40 for the fourth quarter of fiscal year 2008, a decrease of $11.51 or 122%. The lagged crackspread for October of fiscal year 2009 was ($22.33), a decrease of $31.73 or 337% as compared to the fourth quarter of fiscal year 2008.

The Company has also reached an agreement with its bank group, led by PNC Bank NA to increase its working capital line to $130,000,000. More information regarding this improvement to the liquidity position of the Company can be found in Liquidity and Capital Resources.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (see Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Fiscal Year Ended August 31,
	2008	2007	2006
	(dollars in thousands)
Net Sales
Petroleum	$1,328,832	$982,624	$937,604
Merchandise and other	220,723	208,966	199,473

Total Net Sales	$1,549,555	$1,191,590	$1,137,077

Costs of Goods Sold	$1,424,629	$1,068,264	$1,027,878

Gross Profit	$124,926	$123,326	$109,199

Operating Expenses	$126,141	$117,775	$110,650

Segment Operating Income/(Loss)	$(1,215)	$5,551	$(1,451)

Petroleum Sales (thousands of gallons)	380,285	371,418	351,117

Gross Profit
Petroleum (a)	$66,522	$66,728	$54,627
Merchandise and other	58,404	56,598	54,572

	$124,926	$123,326	$109,199

Petroleum margin ($/gallon) (b)	.1749	.1797	.1556
Merchandise margin (percent of sales)	26.5%	27.1%	27.4%
Average number of stations (during period)
Owned and leased	306	308	310
Managed	63	63	62

	369	371	372

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2008 vs. 2007

Retail sales increased during fiscal 2008 by $358.0 million, or 30.0%, from $1,191.6 million in fiscal 2007 to $1,549.6 million in fiscal 2008. The retail sales increase was a result of a $346.2 million increase in petroleum sales, and an $11.8 million increase in merchandise sales. The petroleum sales increase is due to an 8.9 million gallon or 2.4% increase in retail petroleum volume and a 32.1% increase in retail selling price. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

2007 vs. 2006

Retail sales increased during fiscal 2007 by $54.5 million, or 4.8%, from $1,137.1 million in fiscal 2006 to $1,191.6 million in fiscal 2007. The retail sales increase was a result of a $45.0 million increase in petroleum sales, and a $9.5 million increase in merchandise sales. The petroleum sales increase is due to a 20.3 million gallon or 5.8% increase in retail petroleum volume offset by a 0.9% decrease in retail selling price. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

Costs of Goods Sold

2008 vs. 2007

Retail costs of goods sold increased during fiscal 2008 by $356.3 million, or 33.4%, from $1,068.3 million in fiscal 2007 to $1,424.6 million in fiscal 2008. The increase of $356.3 million is due to the following: petroleum purchases increased $328.0 million due to increases in volume and purchase price, fuel taxes of $9.5 million, merchandise costs of $10.0 million, freight costs of $3.2 million, inventory costs of $5.8 million and $.2 million in other sundry costs, all directly related to increase in sales and prices.

2007 vs. 2006

Retail costs of goods sold increased during fiscal 2007 by $40.4 million, or 3.9%, from $1,027.9 million in fiscal 2006 to $1,068.3 million in fiscal 2007. The increase of $40.4 million is due to the following: petroleum purchases increased $23.1 million due to an increase volume, fuel taxes of $11.8 million and merchandise costs of $7.5 million offset by decreases in the following: freight costs of $.2 million, inventory costs of $1.7 million and $.1 million in other sundry costs, all directly related to increase in sales.

Gross Profit

2008 vs. 2007

Retail gross profit increased during fiscal 2008 by $1.6 million or 1.3% from $123.3 million in fiscal 2007 to $124.9 million in fiscal 2008. Gross profit on petroleum decreased as a percent of sales from 12.6% in fiscal 2007 to 9.4% in fiscal 2008. Petroleum costs of goods sold increased substantially faster than the petroleum selling prices. Petroleum margins decreased by $.2 million, or .3%, due primarily to higher cost of goods on petroleum products. Merchandise margin increased by $1.8 million, or 3.2%, primarily due to a 5.6% increase in merchandise sales.

2007 vs. 2006

Retail gross profit increased during fiscal 2007 by $14.1 million or 12.9% from $109.2 million in fiscal 2006 to $123.3 million in fiscal 2007. Petroleum margins increased by $12.1 million, or 22.1%, due primarily to lower cost of goods on petroleum products. Gross profit on petroleum increased as a percent of sales from 11.6% in fiscal 2006 to 12.6% in fiscal 2007. Merchandise margin increased by $2.0 million, or 3.7%, primarily due to a 4.8% increase in merchandise sales.

Operating Expenses

2008 vs. 2007

Retail operating expenses increased during fiscal 2008 by $8.4 million or 7.1% from $117.8 million in fiscal 2007 to $126.1 million in fiscal 2008. The primary contributing factor was increased payroll and related payroll costs of $4.2 million due to a Pennsylvania minimum wage increase effective July 1, 2007 from $6.25 to $7.15 per hour. Other increases were related to maintenance costs of $.2 million, credit/customer service costs of $2.6 million, supplies of $.3 million, legal/professional fees of $.1 million, insurance/utilities/taxes of $.7 million and advertising/promotion costs of $.4 million offset by a decrease in other miscellaneous costs of $.1 million.

2007 vs. 2006

Retail operating expenses increased during fiscal 2007 by $7.1 million or 6.4% from $110.7 million in fiscal 2006 to $117.8 million in fiscal 2007. The primary contributing factors were (i) environmental costs of $1.5 million, due primarily to environmental remediation liability issues and (ii) increased payroll and related payroll costs of $1.3 million due to a minimum wage increase effective January 1, 2006 from $6.00 to $6.75 per hour and another increase effective January 1, 2007 from $6.75 to $7.15 per hour for New York State and effective January 1, 2007 an increase of $5.15 to $6.25 per hour for Pennsylvania. Combined these January 1, 2007 increases affected approximately 1,100 retail employees. Other increases were related to gain and loss on fixed asset retirements of $1.0 million, maintenance costs of $.9 million, credit/customer service costs of $.8 million, supplies of $.2 million, legal/professional fees of $.1 million, equipment rental of $.1 million, insurance/utilities/taxes of $.4 million, advertising/promotion costs of $.5 million and other miscellaneous costs of $.3 million.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2008	2007	2006
	(dollars in thousands)
Net Sales (a)	$1,658,457	$1,213,473	$1,299,975
Costs of Goods Sold	1,674,243	1,017,512	1,135,865

Gross Profit (Loss)	(15,786)	195,961	164,110

Operating Expenses	35,346	33,118	31,962

Segment Operating Income (Loss)	$(51,132)	$162,843	$132,148

Crude throughput (thousand barrels per day)	59.6	61.7	65.8

Refinery Product Yield

	Fiscal Year Ended August 31,
	2008	2007	2006
	(thousands of barrels)
Gasoline and gasoline blendstock	8,990	10,209	10,394
Distillates	5,446	5,442	6,590
Asphalt	6,535	6,604	6,700
Butane, propane, residual products, internally produced fuel and other	2,559	2,360	2,466

Total Product Yield	23,530	24,615	26,150

% Heavy Crude Oil of Total Refinery Throughput (b)	60%	59%	54%

Product Sales (a)

	Fiscal Year Ended August 31,
	2008	2007	2006
	(dollars in thousands)
Gasoline and gasoline blendstock	$620,983	$487,852	$503,158
Distillates	577,743	365,582	449,259
Asphalt	407,708	338,262	327,992
Other	52,023	21,777	19,566

	$1,658,457	$1,213,473	$1,299,975

Product Sales (a)

	Fiscal Year Ended August 31,
	2008	2007	2006
	(thousands of barrels)
Gasoline and gasoline blendstock	5,568	6,163	6,283
Distillates	4,351	4,523	5,348
Asphalt	7,592	7,427	8,219
Other	824	549	497

	18,335	18,662	20,347

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2008 vs. 2007

Wholesale sales increased during fiscal 2008 by $445.0 million, or 36.7%, from $1,213.5 million in fiscal 2007 to $1,658.5 million in fiscal 2008. The wholesale sales increase was due to a 39.1% increase in wholesale prices offset by a 1.7% decrease in wholesale volume. The increase in wholesale price was primarily due to the volatility of the energy market.

2007 vs. 2006

Wholesale sales decreased during fiscal 2007 by $86.5 million, or 6.7%, from $1,300.0 million in fiscal 2006 to $1,213.5 million in fiscal 2007. The wholesale sales decrease was due to an 8.3% decrease in wholesale volume offset by a 1.8% increase in wholesale prices. The decrease in volume was primarily a result of our scheduled refinery maintenance turnaround.

Costs of Goods Sold

2008 vs. 2007

Wholesale costs of goods sold increased during fiscal 2008 by $656.7 million, or 64.5%, from $1,017.5 million in fiscal 2007 to $1,674.2 million in fiscal 2008. The increase in wholesale costs of goods sold was primarily due to a 39.1% increase in wholesale prices due to the volatility of the energy market.

2007 vs. 2006

Wholesale costs of goods sold decreased during fiscal 2007 by $118.4 million, or 10.4%, from $1,135.9 million in fiscal 2006 to $1,017.5 million in fiscal 2007. The decrease in wholesale costs of goods sold was primarily due to an 8.3% decrease in wholesale volume as a result of our scheduled refinery turnaround. Also contributing to the decrease was the sale of Motor Vehicle Fuel Credits of $2.4 million, and a gain on hedging activity of $4.1 million.

Gross Profit

2008 vs. 2007

Wholesale gross profit decreased during fiscal 2008 by $211.7 million or 108.1% from $195.9 million in fiscal 2007 to $(15.8) million in fiscal 2008. Gross profit decreased as a percent of sales from 16.1% in fiscal 2007 to (1.0)% in fiscal 2008. Costs of goods sold increased primarily due to an increase in costs due to the volatility of the energy market and by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

2007 vs. 2006

Wholesale gross profit increased during fiscal 2007 by $31.8 million or 19.4% from $164.1 million in fiscal 2006 to $195.9 million in fiscal 2007. Gross profit increased as a percent of sales from 12.6% in fiscal 2006 to 16.1% in fiscal 2007. Costs of goods sold decreased primarily due to a decrease in wholesale volumes as a result of our scheduled refinery turnaround, sale of Motor Vehicle Fuel Credits, a gain on hedging activity and by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

Operating Expenses

2008 vs. 2007

Wholesale operating expenses increased during fiscal 2008 by $2.2 million or 6.7% from $33.1 million in fiscal 2007 to $35.3 million in fiscal 2008. This increase was primarily due to pension expense, corporate administrative overhead, credit fees and depreciation on capital additions made in fiscal 2007. For fiscal 2008 operating expenses were $35.3 million, or 2.1% of net wholesale sales, compared to $33.1 million or 2.7% of net wholesale sales for fiscal 2007.

2007 vs. 2006

Wholesale operating expenses increased during fiscal 2007 by $1.2 million or 3.6% from $31.9 million in fiscal 2006 to $33.1 million in fiscal 2007. This increase was primarily due to executive officers bonuses incurred, increased pension expense and corporate administrative overhead. For fiscal 2007 operating expenses were $33.1 million, or 2.7% of net wholesale sales, compared to $32.0 million or 2.5% of net wholesale sales for fiscal 2006.

Interest Expense, Net

Net interest expense (interest expense less interest income) increased during fiscal 2008 by $8.2 million from $23.8 million for fiscal 2007 to $32.0 million for fiscal 2008. The increase was due to increased usage of short term borrowings under the Revolving Credit Facility throughout the fiscal year and a full years interest on Senior Unsecured Notes due 2012.

Net interest expense (interest expense less interest income) decreased during fiscal 2007 by $.1 million from $23.9 million for fiscal 2006 to $23.8 million for fiscal 2007. The decrease was due to reduced usage of short term borrowings under the Revolving Credit Facility throughout the fiscal year.

Income Tax Expense / (Benefit)

Our fiscal 2008, 2007 and 2006 effective tax rate remained consistent at 41%.

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

The following table summarizes selected measures of liquidity and capital sources:

	August 31, 2008	August 31, 2007
	(in thousands)
Cash and cash equivalents	$32,447	$135,441
Working capital	$206,985	$320,088
Current ratio	3.0	3.1
Debt	$367,291	$358,952

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations. We continuously evaluate our capital budget; however, management does not foresee any significant increase in maintenance and non-discretionary capital expenditures during fiscal 2009 that would impact future liquidity or capital resources. Maintenance and non-discretionary capital expenditures have averaged approximately $6 million annually over the last three years for the refining and marketing operations and management currently projects this capital expenditure to be approximately $5 million for fiscal 2009.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2008, significant uses of cash are summarized in the following table:

Fiscal Year Ended August 31, 2008
(in millions)
Significant uses of cash
Investing activities:
Property, plant and equipment
Residual upgrade	$(8.1)
Deltak boiler replacement	(3.3)
New storm water / light naptha tank	(3.3)
USEPA ultra low sulfur gasoline compliance	(3.0)
Miscellaneous equipment replacement	(2.9)
Computers and equipment upgrade	(2.7)
Purchase property	(2.6)
Waste water treatment plant upgrade	(2.1)
Retail store rehab	(1.8)
Retail petroleum upgrade	(1.8)
Environmental upgrade	(1.7)
Heavy crude processing upgrade	(.4)
Other general capital items (tank repairs, refinery piping projects, etc.)	(8.4)

Total property, plant and equipment	$(42.1)
Proceeds from sale of marketable securities	$75.8
Refinery turnaround costs	$(10.1)

Net cash provided by investing activities	$23.6

Financing activities:
Distribution from Parent under the Tax Sharing Agreement	$2.6
Principal reductions of long-term debt	(1.3)
Net borrowings on revolving credit facility	9.0
Dividends to stockholder	(35.3)

Net cash (used in) financing activities	$(25.0)

Working capital items:
Accounts receivable increase	$(44.3)
Income taxes payable decrease	(36.5)
Refundable income taxes increase	(35.9)
Accounts payable decrease	(22.9)
Prepaid expense increase	(4.3)
Increase in inventory	71.3
Accrued liabilities increase	.7
Other	1.1

Cash (used in) working capital items	$(70.8)

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November, 2008, we increased the limit of our revolving credit facility with PNC Bank, N.A., as Agent Bank (the “Revolving Credit Facility”) from $100,000,000 to $130,000,000. This amendment provides the Company greater flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles. The improved liquidity resulting from the expansion of the facility will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The term of the agreement does not change. It will expire on November 27, 2011. The amendment to the Revolving Credit Facility affected certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the new amendment to the Revolving Credit Facility effective November 21, 2008, the applicable margin will continue to be calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0%; the Federal Funds Open Rate plus .5%; or the Daily LIBOR rate plus 1%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. Prior to this amendment of the Revolving Credit Facility, commencing May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or the federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. For the period commencing November 2006 when the Revolving Credit Facility was amended and extended, until May 7, 2007, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3%. The applicable margin varies with our facility leverage ratio calculation. The Agent Bank’s prime rate at August 31, 2008 was 5.00%.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $432,000 as of August 31, 2008. As of August 31, 2008, outstanding borrowings under the Revolving Credit Facility were $9,000,000 resulting in net availability of $90,568,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2008 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt	$364,226	$10,409	$1,769	$350,678	$1,370
Operating leases	90,833	10,604	18,795	15,420	46,014
Interest on 10.5% Senior Notes due 8/15/2012 (a) (b)	145,490	36,750	73,500	35,240	—

Total contractual cash obligations (c)	$600,549	$57,763	$94,064	$401,338	$47,384

(a)

Amounts do not reflect amortization of debt discount of $2.7 million, debt premium of $.8 million and debt premium of $5.3 million, respectively, on $200 million of Senior Unsecured Notes issued August 6, 2004, $25 million of Senior Unsecured Notes issued February 15, 2005, and $125 million of Senior Unsecured

Notes issued May 4, 2007, respectively, which will be amortized over the life of the notes using the interest method (see Note 9 to Consolidated Financial Statements, Item 8).
(b)	Does not include interest on the Revolving Credit Facility. The applicable margin varies with our facility leverage ratio calculation. Under the amended Revolving Credit Facility, for base rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate less an applicable margin of 0% to .5% or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin varies with our facility’s average unused availability calculation (see Notes 8 and 18 to Consolidated Financial Statements, Item 8).
(c)	Pension obligations are not included since payments are not known.

Although we are not aware of any pending circumstances which would change our expectations, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

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

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The Company adopted FIN No. 48 effective September 1, 2007, with no cumulative effect adjustment required, and the adoption had no effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company’s results of operations are included in the consolidated Federal tax return of the Parent and separately in various state jurisdictions. The Company is open to examination for tax years 2002 through 2007. There is currently one state tax audit in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The provisions of Position No. AUG AIR-1 were effective for fiscal years beginning after December 15, 2006. The adoption of AUG AIR-1 by the Company effective September 1, 2007 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company believes that the adoption of SFAS No. 157 will not have a significant effect on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. SFAS No. 159 will be available on contract-by-contract basis with changes in fair values recognized in earnings as those changes occur. SFAS No. 159 is effective for fiscal years after November 15, 2007. SFAS No. 159 also allows early adoption provided the entity also adopts the requirements of SFAS No. 157. The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued FSAB Statement No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133 ( “FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2008, the Company had no future positions.

At August 31, 2008, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive (loss) income, stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2008. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York
November 14, 2008

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2008	2007
Assets
Current:
Cash and cash equivalents	$32,447	$135,441
Marketable securities	—	75,854
Accounts receivable, net	124,022	79,703
Refundable income taxes	35,913	—
Inventories	94,708	166,024
Prepaid expenses and other assets	21,304	16,957

Total current assets	308,394	473,979
Property, plant and equipment, net	244,011	217,837
Investment in affiliated company	6,389	3,510
Deferred financing costs, net	4,544	5,635
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,713	2,191
Deferred turnaround costs and other assets, net	13,120	9,252
Deferred income taxes	11,773	7,313

	$601,793	$731,566

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$9,000	$—
Current installments of long-term debt	2,184	1,808
Accounts payable	46,912	69,806
Accrued liabilities	16,377	15,643
Income taxes payable	—	36,514
Sales, use and fuel taxes payable	21,454	20,725
Deferred income taxes	2,891	7,218
Amounts due to affiliated companies, net	2,591	2,177

Total current liabilities	101,409	153,891
Long term debt: less current installments	356,107	357,144
Deferred gain on settlement of pension plan obligations	55	270
Deferred retirement benefits	86,146	77,305
Other noncurrent liabilities	18	46

Total liabilities	543,735	588,656

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	24,665	22,031
Retained earnings	56,338	141,555
Accumulated other comprehensive loss	(22,945)	(20,676)

Total stockholder’s equity	58,058	142,910

	$601,793	$731,566

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Net sales	$3,208,012	$2,405,063	$2,437,052
Costs of goods sold	3,099,120	2,085,776	2,163,743

Gross profit	108,892	319,287	273,309

Expenses:
Selling, general and administrative expenses	145,770	136,474	129,522
Depreciation and amortization expenses	15,717	14,419	13,190

Total operating expenses	161,487	150,893	142,712

Operating (loss) income	(52,595)	168,394	130,597

Other income (expense):
Interest expense, net	(31,968)	(23,794)	(23,895)
Other, net	(3,706)	(825)	(429)
Equity in net earnings of affiliate	2,879	1,611	2,190

	(32,795)	(23,008)	(22,134)

(Loss) income before income tax (benefit) expense	(85,390)	145,386	108,463

Income tax (benefit) expense:
Current	(28,274)	59,705	41,449
Deferred	(7,211)	(25)	3,000

	(35,485)	59,680	44,449

Net (loss) income	$(49,905)	$85,706	$64,014

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Net (loss) income	$(49,905)	$85,706	$64,014
Other comprehensive (loss) income, net of taxes:
Minimum pension liability	—	1,579	5,127
Unrecognized post retirement costs	(2,269)	—	—

Other comprehensive (loss) income	(2,269)	1,579	5,127

Total comprehensive (loss) income	$(52,174)	$87,285	$69,141

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2005	100	$—	$16,648	$40,931	$(6,706)	$50,873
Dividend to stockholder	—	—	—	(25,757)	—	(25,757)
Other comprehensive income	—	—	—	—	5,127	5,127
Distribution to Parent under the Tax Sharing Agreement	—	—	(2,404)	—	—	(2,404)
Net income	—	—	—	64,014	—	64,014

Balance at August 31, 2006	100	—	14,244	79,188	(1,579)	91,853
Dividends to stockholder	—	—	—	(23,339)	—	(23,339)
Other comprehensive income	—	—	—	—	1,579	1,579
Distribution from Parent under the Tax Sharing Agreement	—	—	7,787	—	—	7,787
Adjustment to initially apply Statement 158, net of taxes	—	—	—	—	(20,676)	(20,676)
Net income	—	—	—	85,706	—	85,706

Balance at August 31, 2007	100	—	22,031	141,555	(20,676)	142,910
Dividends to stockholder	—	—	—	(35,312)	—	(35,312)
Other comprehensive loss	—	—	—	—	(2,269)	(2,269)
Distribution from Parent under the Tax Sharing Agreement	—	—	2,634	—	—	2,634
Net loss	—	—	—	(49,905)	—	(49,905)

Balance at August 31, 2008	100	$—	$24,665	$56,338	$(22,945)	$58,058

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(49,905)	$85,706	$64,014
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,165	18,044	17,462
Equity in net earnings of affiliate	(2,879)	(1,611)	(2,190)
Deferred income taxes	(7,211)	(25)	3,000
Loss on asset dispositions	1,967	1,932	1,469
Cash used in working capital items	(70,794)	(25,195)	(22,356)
Other, net	(1)	(2)	24
Change in operating assets and liabilities:
Other assets	(28)	61	—
Deferred retirement benefits	4,994	8,059	3,313
Other noncurrent liabilities	(28)	(555)	(657)

Total adjustments	(51,815)	708	65

Net cash (used in) provided by operating activities	(101,720)	86,414	64,079

Cash flows from investing activities:
Additions to property, plant and equipment	(42,143)	(43,590)	(21,719)
Marketable securities purchased	—	(75,854)	—
Proceeds from sale of marketable securities	75,854	—	—
Additions to turnaround costs	(10,077)	(6,023)	(980)
Dividends received	—	1,000	1,000
Proceeds from asset dispositions	9	11	1,371

Net cash provided by (used in) investing activities	23,643	(124,456)	(20,328)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	2,634	7,787	(2,404)
Proceeds from issuance of long-term debt	178	131,956	1,140
Principal reductions of long-term debt	(1,309)	(947)	(665)
Net borrowings on revolving credit facility	9,000	—	—
Dividends to stockholder	(35,312)	(23,339)	(25,757)
Deferred financing costs	(108)	(1,171)	(72)

Net cash (used in) provided by financing activities	(24,917)	114,286	(27,758)

Net (decrease) increase in cash and cash equivalents	(102,994)	76,244	15,993
Cash and cash equivalents, beginning of year	135,441	59,197	43,204

Cash and cash equivalents, end of year	$32,447	$135,441	$59,197

Cash (used in) provided by working capital items:
Accounts receivable, net	$(44,319)	$5,333	$(15,455)
Refundable income taxes	(35,913)	—	—
Inventories	71,316	(35,391)	(57,497)
Prepaid expenses and other assets	(4,347)	4,852	(4,288)
Accounts payable	(22,894)	(14,463)	34,346
Accrued liabilities	734	(4,249)	3,065
Amounts due affiliated companies	414	3,060	(1,594)
Income taxes payable	(36,514)	15,082	19,464
Sales, use and fuel taxes payable	729	581	(397)

Total change	$(70,794)	$(25,195)	$(22,356)

Cash paid during the period for:
Interest	$37,582	$30,758	$24,560
Income taxes	$42,320	$34,438	$21,851

Non-cash investing and financing activities:
Property additions and capital leases	$1,245	$24	$167

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

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

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill® , Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Marketable Securities

The Company considers all investment securities not classified as cash or cash equivalents to be marketable securities and classifies these investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”). These securities are carried at fair value with the unrealized gain or loss, net of tax, reported in Other Comprehensive Income (Loss). The Company classifies these securities as current assets as they are used to support its current operations. The fair value of marketable securities is determined by available market prices.

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes.

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2008, 2007, and 2006, the Company realized net (losses) / gains from its trading activities of $(3,518,000), $4,114,000, and $(215,000), respectively, which is included as an increase or reduction to costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2008 and 2007, the Company had no open future positions that will expire in future periods. The Company’s net investment in open future positions at August 31, 2008 amounted to $0.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. The costs of funds used to finance projects during construction are capitalized. Routine current maintenance, repairs and replacement costs are charged against income. Expenditures which materially increase values expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refinery Equipment	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with Financial Account Standard No. 13, “Accounting for Leases”. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 2 to 10 years. As of August 31, 2008 and 2007, deferred turnaround costs included in deferred turnaround costs and other assets, amounted to $12,079,000 and $8,241,000, net of accumulated amortization of $9,368,000 and $7,023,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2008, 2007 and 2006 amounted to $6,239,000, $2,757,000, and $3,058,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues for products sold by the wholesale segment are recorded upon delivery of the products to our customers, at which time title to those products is transferred and when payment has either been received or collection is reasonably assured. At no point do we recognize revenue from the sale of products prior to the transfer of its title. Title to product is transferred to the customer at the shipping point, under pre-determined contracts for sale at agreed upon or posted prices to customers of which collectibility is reasonably assured. Revenues for products sold by the retail segment are recognized immediately upon sale to the customer. Included in Net Sales and Costs of Goods Sold are consumer excise taxes of $213,829,000, $206,885,000 and $192,552,000 for the years ended August 31, 2008, 2007 and 2006, respectively.

Product Shipping and Handling Costs

Costs incurred for shipping and handling of products are included in costs of goods sold in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

Post-Retirement Healthcare and Pension Benefits

The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits.

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. The Company also recorded additional allowances based on historical collection experience and its assessment of the general financial conditions affecting the customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

The Company purchased approximately 13% of its cost of goods sold from one vendor during the year ended August 31, 2008 and approximately 26% from two vendors during the year ended August 31, 2007. The Company is not obligated to purchase from these vendors, and, if necessary, there are other vendors from which the Company can purchase crude oil and other petroleum based products. The Company had approximately $14,451,000 and $16,213,000 in accounts payable for the years ended August 31, 2008 and 2007 to these respective vendors.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“Statement 130”). Statement 130 establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss includes charges and credits to equity that is not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a charge for unrecognized post retirement costs, which is net of taxes in accordance with Statement 158.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The Company adopted FIN No. 48 effective September 1, 2007, with no cumulative effect adjustment required, and the adoption had no effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company’s results of operations are included in the consolidated Federal tax return of the Parent and separately in various state jurisdictions. The Company is open to examination for tax years 2002 through 2007. There is currently one state tax audit in process and there are no unsettled income tax assessments outstanding. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of interest expense, net and other, net, respectively. No amounts of such expenses are currently accrued.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The provisions of Position No. AUG AIR-1 were effective for fiscal years beginning after December 15, 2006. The adoption of AUG AIR-1 by the Company effective September 1, 2007 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement 141R”), which replaces Statement 141. Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 141R on the Company’s consolidated financial position, results of operations and cash flows.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company believes that the adoption of Statement 157 will not have a significant effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Statement 159 will be available on contract-by-contract basis with changes in fair values recognized in earnings as those changes occur. Statement 159 is effective for fiscal years after November 15, 2007. Statement 159 also allows early adoption provided the entity also adopts the requirements of Statement 157. The Company does not believe the adoption of Statement 159 will have a material impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“Statement 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. Statement 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Statement 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of Statement 160 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued FSAB Statement No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133 ( “Statement 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. Statement 161 is effective for the Company’s fiscal and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Marketable Securities

The following is a summary of marketable securities classified as “available-for-sale” securities:

	August 31,
	2008	2007
	(in thousands)
Debt securities:
Cost	$—	$75,854
Gross unrealized gains (losses)	—	—

Estimated fair value	$—	$75,854

The estimated fair value of these securities is based on published closing prices of securities at August 31, 2007.

3.	Accounts Receivable, Net

As of August 31, 2008 and 2007, accounts receivable were net of allowance for doubtful accounts of $2,892,000 and $840,000, respectively.

4.	Inventories

Inventories consist of the following:

	August 31,
	2008	2007
	(in thousands)
Crude Oil	$17,273	$59,566
Petroleum Products	39,836	70,198

Total @ LIFO	57,109	129,764

Merchandise	18,350	18,127
Supplies	19,249	18,133

Total @ FIFO	37,599	36,260

Total Inventory	$94,708	$166,024

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2008 and 2007, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $153,347,000 and $63,209,000, respectively. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end. These adjustments resulted in a charge of $90,138,000, net of a gain from a LIFO layer liquidation of $10,899,000 for the fiscal year ended August 31, 2008 and income of $(9,910,000) for the fiscal year ended August 31, 2007.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2008	2007
	(in thousands)
Refinery equipment, including construction-in-progress	$278,556	$244,549
Marketing (i.e. retail outlets)	100,088	95,809
Transportation	12,538	12,329

	391,182	352,687
Less: Accumulated depreciation	147,171	134,850

	$244,011	$217,837

6.	Goodwill and Intangible Assets

As of August 31, 2008 and 2007, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2008		August 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Vendor contracts	—	$2,600	$2,476	$2,600	$2,105
Deed restrictions	16 yrs.	800	213	800	181
Leasehold covenants	15 yrs.	1,490	488	1,490	413

		$4,890	$3,177	$4,890	$2,699

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2008, 2007, and 2006 amounted to $478,000, $505,000, and $588,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2013 is estimated to be $230,000 in 2009, $106,000 in 2010, $106,000 in 2011, $106,000 in 2012, and $106,000 in 2013.

7.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2008	2007
	(in thousands)
Interest	$1,645	$1,518
Payrolls and benefits	12,654	11,718
Other	2,078	2,407

	$16,377	$15,643

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2008 and 2007, capitalized lease obligations, included in long-term debt, amounted to $1,464,000 and $1,621,000, respectively, inclusive of current portion of $182,000 and $157,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2008 and 2007 amounted to $1,104,000 and $1,273,000, net of accumulated amortization of $1,110,000 and $941,000, respectively. Lease amortization amounting to $169,000, $168,000, and $168,000 for the years ended August 31, 2008, 2007, and 2006, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2008 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2009	$341	$10,604
2010	341	9,665
2011	275	9,130
2012	195	8,516
2013	155	6,904
Thereafter	1,131	46,014

Total minimum lease payments	2,438	90,833
Less: Minimum sublease rents	—	209

Net minimum sublease payments	2,438	$90,624

Less: Amount representing interest	974

Present value of net minimum lease payments	$1,464

Net rent expense for operating leases amounted to $11,564,000, $11,094,000, and $10,876,000 for the years ended August 31, 2008, 2007 and 2006, respectively.

9.	Credit Facility

In November 2006, the Company extended the term of its $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory which amounted to $291,000,000 as of August 31, 2008. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility.

As of August 31, 2008, $9,000,000 of Base-Rate borrowings and no Euro-Rate borrowings were outstanding under the agreement. As of August 31, 2007, no Base-Rate borrowings or Euro-Rate borrowings were outstanding under the agreement. $432,000 of letters of credit were outstanding under the agreement at

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2008 and 2007, respectively. The weighted average interest rate for Base-Rate borrowing for the years ended August 31, 2008 and 2007 was 4.7% and 7.8%, respectively. The weighted average interest rate for Euro-Rate borrowings was 0% for the fiscal years ended August 31, 2008 and 2007, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations.

10.	Long-Term Debt

During May 2007, the Company sold an additional $125,000,000 of 10 1 /2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $130,312,500, resulting in a debt premium of $5,312,500 which will be amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used for capital expenditures and general corporate purposes.

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $25,750,000, resulting in a debt premium of $750,000 which is being amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $197,342,000, resulting in debt discount of $2,658,000 which is being amortized over the life of the notes using the interest method.

Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Footnote 17 to Consolidated Financial Statements).

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 9 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2008 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2008	2007
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$353,065	$353,840
Other long-term debt	5,226	5,112

	358,291	358,952
Less: Current installments of long-term debt, net of unamortized premium	2,184	1,808

Total long-term debt, less current installments	$356,107	$357,144

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal amount of long-term debt matures as follows:

Year ended August 31,
(in thousands)
2009	$1,409
2010	1,176
2011	593
2012	350,508
2013	170
Thereafter	1,370

$355,226
Unamortized premium, net	3,065

Total	$358,291

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2008	2007
	(in thousands)
Beginning balance	$8,444	$8,444
Current year additions	108	1,174

Total financing costs	8,552	9,618
Less:
Write-off of fully amortized deferred financing costs	—	1,174
Accumulated amortization	4,008	2,809

	$4,544	$5,635

Amortization expense for the fiscal years ended August 31, 2008, 2007 and 2006 amounted to $1,199,000, $1,182,000, and $1,198,000, respectively.

11.	Employee Benefit Plans

Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash, separately managed accounts and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2008, 2007, and 2006:

	Pension Benefits			Other Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006
	(in thousands)
Service cost	$2,639	$2,611	$2,938	$2,588	$2,275	$2,376
Interest cost on benefit obligation	4,542	4,187	3,936	4,085	3,398	2,746
Expected return on plan assets	(4,786)	(4,240)	(3,639)	—	—	—
Amortization of transition obligation	65	140	140	597	597	597
Amortization and deferrals	360	762	1,741	1,299	975	947

Net periodic benefit cost	$2,820	$3,460	$5,116	$8,569	$7,245	$6,666

The Company adopted Statement 158 effective August 31, 2007. Statement 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The provisions of Statement 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated. The incremental change due to the adoption of Statement 158 at August 31, 2007 is as follows:

Pension Benefits	Balance Prior to Statement 158 Adjustments	Statement 158 Adjustments	Balance After Statement 158 Adjustments
	(in thousands)
Intangible pension asset	$(576)	$576	$—
Accrued and minimum pension liability	$6,643	$8,825	$15,468

Accumulated other comprehensive income, pre-tax	$—	$(8,825)	$(8,825)
Deferred tax assets	—	3,618	3,618

Accumulated other comprehensive income, net of tax	$—	$(5,207)	$(5,207)

Other Post-Retirement Benefits
Accrued and minimum liability	$37,609	$26,218	$63,827

Accumulated other comprehensive income, pre-tax	$—	$(26,218)	$(26,218)
Deferred tax assets	—	10,749	10,749

Accumulated other comprehensive income, net of tax	$—	$(15,469)	$(15,469)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligation recognized in Other Comprehensive Income consist of the following for the fiscal year ending August 31, 2008 (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Curtailment effects	$—	N/A	$—	N/A
Settlements	—	N/A	—	N/A
Current year actuarial (gain) / loss	8,778	N/A	(2,610)	N/A
Amortization of actuarial gain / (loss)	(81)	N/A	(1,300)	N/A
Current year prior service (credit) / cost	—	N/A	—	N/A
Amortization of prior service credit / (cost)	(278)	N/A	—	N/A
Amortization of transition asset / (obligation)	(65)	N/A	(597)	N/A

Total recognized in other comprehensive income	$8,354	N/A	$(4,507)	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$11,173	N/A	$4,062	N/A

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2008 and 2007:

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$71,270	$67,822	$63,827	$54,739
Service cost	2,639	2,611	2,588	2,275
Interest cost	4,542	4,187	4,085	3,398
Medicare act subsidy effect	—	—	194	105
Actuarial (gains) / losses	53	(1,581)	(2,610)	5,448
Benefits paid	(1,962)	(1,769)	(2,620)	(2,138)

Benefit obligation @ end of year	76,542	71,270	65,464	63,827

Change in plan assets:
Fair values of plan assets @ beginning of year	55,802	45,105	—	—
Actual return on plan assets	(3,939)	6,306	—	—
Company contributions	3,600	6,160	2,426	2,033
Benefits paid	(1,962)	(1,769)	(2,620)	(2,138)
Medicare act subsidy effect	—	—	194	105

Fair values of plan assets @ end of year	53,501	55,802	—	—

Funded status	$23,041	$15,468	$65,464	$63,827

Amounts recognized in the balance sheet consist of:
Current liability	$—	$—	$2,750	$2,400
Noncurrent liability	23,041	15,468	62,714	61,427

Net amount recognized	$23,041	$15,468	$65,464	$63,827

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $65,797,000 while the aggregate asset value is $53,501,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in Accumulated Other Comprehensive Income:

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
	(in thousands)
Accumulated transition obligation	$(15,864)	$(71)	$(18,727)	$(3,581)
Accumulated prior service cost	(1,308)	(1,586)	—	—
Accumulated net actuarial loss	(7)	(7,168)	(2,984)	(22,637)

Net amount recognized, before tax effect	$(17,179)	$(8,825)	$(21,711)	$(26,218)

The preceding table presents two measures of benefit obligations for the pension plans. Accumulated benefit obligation (ABO) generally measures the value of benefits earned to date. Projected benefit obligation (PBO) also includes the effect of assumed future compensation increases for plans in which benefits for prior service are affected by compensation changes. Each of the three pension plans, whose information is aggregated above, have asset values less that these measures. Plan funding amounts are calculated pursuant to ERISA and Internal Revenue Code rules. The postretirement benefits are not funded.

Weighted average assumptions:	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Discount rate	6.40% – 6.70%	6.00% – 6.30%	6.70%	6.25%

Expected return on plan assets	8.25%	8.50%
Rate of compensation increase	4.00%	3.50%

The discount rate assumptions at August 31, 2008 and 2007 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after exclusion of the 10% of the bonds with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Discount rate	6.00% – 6.30%	5.90% – 6.05%	6.25%	6.05%
Expected return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Health care cost trend rate
—Initial trend	N/A	N/A	9.00%	10.00%
—Ultimate trend	N/A	N/A	5.00%	5.00%
—Year ultimate reached	N/A	N/A	2012	2012

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 8% and 5% for 2008 and 9% and 5%, respectively, for 2007. The rates were assumed to decrease gradually to 5% for medical benefits until 2015 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$1,179	$(952)
Effect on post-retirement benefit obligation	9,379	(7,773)

The expected return on plan assets is a long-term assumption established by considering historical and anticipated returns of the asset classes invested in by the pension plans and the allocation strategy currently in place among those classes.

The Company intends to change the expected return on asset assumption to 8.00% and the rate of compensation increased to 4% for the 2009 net periodic cost.

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2008	2007
	(in thousands)
Accrued pension benefits	$23,041	$15,468
Accrued other post-retirement benefits	65,464	63,827

	88,505	79,295
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(2,786)	(2,400)
Supplemental pension and other deferred compensation benefits	427	410

Deferred retirement benefits	$86,146	$77,305

The pension plans weighted-average target allocation for the year ended August 31, 2009 and strategic asset allocation matrix as of August 31, 2008 and 2007 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2008	2008	2007
Equity Securities	55 – 75%	68%	71%
Debt Securities	25 – 35%	31%	27%
Cash/Cash Equivalents	0 – 10%	1%	2%

		100%	100%

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

Under Statement 158 beginning at FYE August 31, 2007, the transition obligation, prior service costs, and actuarial (gains)/losses are recognized in Accumulated Other Comprehensive Income each August 31 or any interim measurement date, while amortization of these amounts through net periodic benefit cost will occur in accordance with FAS 87 and FAS 106. The estimated amounts that will be amortized in 2009 follow:

Estimated 2009 Amortization	Pension Benefits	Other Post-Retirement Benefits
	(in thousands)
Transition obligation amortization	$2	$597
Prior service cost (credit) amortization	278	—
Net loss amortization	826	978

Total	$1,106	$1,575

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Post-Retirement Benefits
Employer Contributions		Gross	(Subsidy receipts)
	(in thousands)
FYE 8/31/2009 (expected)	$2,485	$2,795	$(203)

Expected Benefit Payments for FYE 8/31
2009	$2,919	$2,795	$(203)
2010	3,226	3,237	(226)
2011	3,611	3,617	(256)
2012	4,014	3,995	(290)
2013	4,418	4,397	(326)
2014 - 2018	28,960	28,638	(2,142)

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plan contributions are deposited into a trust, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $1,045,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company’s deferred gain on settlement of past pension plan obligations amounted to $55,000 and $270,000 as of August 31, 2008 and 2007, respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2008, 2007 and 2006.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $1,011,000, $937,000, and $1,066,000 for the years ended August 31, 2008, 2007 and 2006, respectively.

12.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Federal:
Current	$(28,379)	$44,752	$30,394
Deferred	1,271	391	2,841

	(27,108)	45,143	33,235

State:
Current	105	14,953	11,055
Deferred	(8,482)	(416)	159

	(8,377)	14,537	11,214

	$(35,485)	$59,680	$44,449

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
U. S. federal income taxes (benefits) at the statutory rate	$(29,877)	$50,885	$37,962
State income taxes (benefits), net of Federal benefit	(5,443)	9,469	7,308
Domestic production activity deduction	(169)	(1,015)	(1,015)
Nondeductible expenses	564	238	261
Other	(560)	103	(67)

Income tax attributable to income before income tax expense	$(35,485)	$59,680	$44,449

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2008	2007
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$4,442	$9,642
Accounts receivable allowance	(1,206)	(351)
Accrued liabilities	(900)	(2,803)
Other	555	730

	2,891	7,218

Deferred income tax liabilities (assets):
Property, plant and equipment	34,761	52,054
Accrued liabilities	(36,060)	(49,952)
Federal carryforwards	(264)	—
State net operating loss carryforwards	(9,771)	(7,577)
Valuation allowance	—	334
Other	(439)	(2,172)

	(11,773)	(7,313)

Net deferred income tax (asset) liability	$(8,882)	$(95)

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 13 to Consolidated Financial Statements). The Company has a Federal net operating loss for regular tax purposes of $79,400,000, which will be carried back and fully utilized against prior year’s taxable income and, accordingly, is included in refundable income taxes at the Federal statutory rate. For state purposes, two entities have Pennsylvania net operating loss carryforwards of $87,000,000 and $47,000,000, respectively. Pennsylvania limits the amount of net operating loss carryforwards which can be used to offset Pennsylvania taxable income to the greater of $3,000,000 or 12.5% of Pennsylvania taxable income prior to the net operating loss deduction. The Company believes that the Pennsylvania net operating loss carryforwards will be utilized to offset future Pennsylvania taxable income.

For financial reporting purposes, valuation allowances of $0 and $334,000 at August 31, 2008 and 2007, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices.

The fair value of long-term debt (See Footnote 10 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2008, the carrying amount and estimated fair value of these debt instruments approximated $358,291,000 and $333,376,000, respectively.

14.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2008, 2007 and 2006, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2008, 2007 and 2006, the Company billed the affiliate $1,147,000, $1,018,000, and $972,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2008 and 2007, the Company had a receivable from the affiliate of $27,000 and $24,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. Pursuant to the joint venture agreement, the Company is required to pay $1,600,000 to the other entity which has been recorded as other, net in the statement of operations. For the years ended August 31, 2008, 2007 and 2006, net sales to the joint venture amounted to $15,419,000, $12,596,000, and $13,019,000, respectively. As of August 31, 2008 and 2007, the Company had a (payable) receivable (to) from the joint venture of $(1,931,000) and $1,161,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2008, 2007 and 2006, the Company billed the affiliate $2,037,000, $1,976,000, and $1,725,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2008, 2007 and 2006, net sales to the affiliate amounted to $173,190,000, $116,240,000, and $105,651,000, respectively. As of August 31, 2008 and 2007, the Company had accounts payable to the affiliate of $1,321,000 and $1,096,000, respectively, under the terms of the agreement.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2008, 2007 and 2006, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2008 and 2007 amounted to $2,634,000 and $7,787,000, respectively and have been recorded as a capital contribution. As of August 31, 2008 and 2007, the Company had a receivable (payable) from (to) the Parent of $634,000 and $(2,268,000), respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2008, 2007 and 2006, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

During fiscal 2008 the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $180,000 as its share of such costs. For fiscal 2007 and 2006, the Company’s share of such costs was $332,000 and $390,000, respectively.

15.	Environmental Matters And Other Contingencies

The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions and actions by regulatory authorities. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial condition or operations of the Company.

The management of the Company believes that remediation and related environmental response costs incurred during the normal course of business, including contractual obligations as well as activities required under applicable law and regulation, will not have a material adverse effect on its consolidated financial condition or operations.

In addition to the foregoing proceedings, the Company and its subsidiaries are parties to various legal proceedings that arise in the ordinary course of their respective business operations. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable dispositions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

16.	Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2008	2007	2006
	(in thousands)
Net Sales
Retail	$1,549,555	$1,191,590	$1,137,077
Wholesale	1,658,457	1,213,473	1,299,975

	$3,208,012	$2,405,063	$2,437,052

Intersegment Sales
Wholesale	$829,577	$546,981	$503,414

Operating Income (Loss)
Retail	$(1,215)	$5,551	$(1,551)
Wholesale	(51,380)	162,843	132,148

	$(52,595)	$168,394	$130,597

Total Assets
Retail	$179,119	$158,164	$143,881
Wholesale	422,674	573,402	372,890

	$601,793	$731,566	$516,771

Depreciation and Amortization
Retail	$5,044	$4,609	$4,320
Wholesale	10,673	9,810	8,870

	$15,717	$14,419	$13,190

Capital Expenditures (including non-cash portion)
Retail	$8,359	$7,783	$5,161
Wholesale	35,029	35,831	16,725

	$43,388	$43,614	$21,886

17.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $350,000,000 Senior Unsecured Note Indenture due August 15, 2012. These subsidiaries were also guarantors under the terms of the $200,000,000 Senior Unsecured Notes due June 9, 2007, which were retired in August 2004 (see Footnote 10 to Consolidated Financial Statements). Financial information for the Company’s wholly-owned subsidiary guarantors is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2008				August 31, 2007
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$11,358	$21,089	$—	$32,447	$123,858	$11,583	$—	$135,441
Marketable securities	—	—	—	—	75,854	—	—	75,854
Accounts receivable, net	75,524	48,498	—	124,022	49,577	30,126	—	79,703
Refundable income taxes	34,530	1,383	—	35,913
Inventories	64,614	30,094	—	94,708	139,382	26,642	—	166,024
Prepaid expenses and other assets	16,338	4,966	—	21,304	12,660	4,297	—	16,957
Intercompany	163,202	17,001	(180,203)	—	135,343	17,374	(152,717)	—

Total current assets	365,566	123,031	(180,203)	308,394	536,674	90,022	(152,717)	473,979
Property, plant and equipment, net	166,266	77,745	—	244,011	141,955	75,882	—	217,837
Investment in affiliated company	6,389	—	—	6,389	3,510	—	—	3,510
Deferred financing costs, net	4,544	—	—	4,544	5,635	—	—	5,635
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets	—	1,713	—	1,713	—	2,191	—	2,191
Deferred turnaround costs & other assets	11,984	1,136	—	13,120	7,908	1,344	—	9,252
Deferred income taxes	15,778	(4,005)	—	11,773	13,063	(5,750)	—	7,313
Investment in subsidiaries	(5,922)	—	5,922	—	(3,863)	—	3,863	—

	$564,605	$211,469	$(174,281)	$601,793	$704,882	$175,538	$(148,854)	$731,566

Liabilities and Stockholder’s Equity
Current:
Revolving credit facility	$9,000	$—	$—	$9,000	$—	$—	$—	$—
Current installments of long-term debt	1,315	869	—	2,184	1,003	805	—	1,808
Accounts payable	24,550	22,362	—	46,912	54,421	15,385	—	69,806
Accrued liabilities	10,615	5,762	—	16,377	10,474	5,169	—	15,643
Income taxes payable	—	—	—	—	38,215	(1,701)	—	36,514
Sales, use and fuel taxes payable	16,961	4,493	—	21,454	16,736	3,989	—	20,725
Deferred income taxes	3,590	(699)	—	2,891	9,041	(1,823)	—	7,218
Amounts due to affiliated companies	1,297	1,294	—	2,591	1,107	1,070	—	2,177
Intercompany	—	180,203	(180,203)	—	—	152,717	(152,717)	—

Total current liabilities	67,328	214,284	(180,203)	101,409	130,997	175,611	(152,717)	153,891
Long term debt: less current installments	353,098	3,009	—	356,107	353,407	3,737	—	357,144
Deferred gain on settlement of pension plan obligations	55	—	—	55	270	—	—	270
Deferred retirement benefits	86,066	80	—	86,146	77,298	7	—	77,305
Other noncurrent liabilities	—	18	—	18	—	46	—	46

Total liabilities	506,547	217,391	(180,203)	543,735	561,972	179,401	(152,717)	588,656

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share–shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	24,665	10,651	(10,651)	24,665	22,031	10,651	(10,651)	22,031
Retained earnings (deficit)	56,338	(16,464)	16,464	56,338	141,555	(14,681)	14,681	141,555
Accumulated other comprehensive loss	(22,945)	(127)	127	(22,945)	(20,676)	149	(149)	(20,676)

Total stockholder’s equity	58,058	(5,922)	5,922	58,058	142,910	(3,863)	3,863	142,910

	$564,605	$211,469	$(174,281)	$601,793	$704,882	$175,538	$(148,854)	$731,566

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2008				Year Ended August 31, 2007				Year Ended August 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$2,488,034	$1,554,041	$(834,063)	$3,208,012	$1,760,454	$1,196,266	$(551,657)	$2,405,063	$1,803,379	$1,142,068	$(508,395)	$2,437,052
Costs of goods sold	2,507,529	1,425,654	(834,063)	3,099,120	1,564,431	1,073,002	(551,657)	2,085,776	1,641,078	1,031,060	(508,395)	2,163,743

Gross (loss) profit	(19,495)	128,387	—	108,892	196,023	123,264	—	319,287	162,301	111,008	—	273,309

Expenses:
Selling, general and administrative expenses	24,115	121,655	—	145,770	22,773	113,701	—	136,474	22,578	106,944	—	129,522
Depreciation and amortization expenses	10,273	5,444	—	15,717	9,506	4,913	—	14,419	8,669	4,521	—	13,190

Total operating expenses	34,388	127,099	—	161,487	32,279	118,614	—	150,893	31,247	111,465	—	142,712

Operating (loss) income	(53,883)	1,288	—	(52,595)	163,744	4,650	—	168,394	131,054	(457)	—	130,597

Other income (expense):
Interest expense, net	(26,791)	(5,177)	—	(31,968)	(13,229)	(10,565)	—	(23,794)	(14,338)	(9,557)	—	(23,895)
Other, net	(4,829)	1,123	—	(3,706)	(2,144)	1,319	—	(825)	(1,784)	1,355	—	(429)
Equity in net earnings of affiliate	2,879	—	—	2,879	1,611	—	—	1,611	2,190	—	—	2,190
Equity in net earnings of subsidiaries	(1,783)	—	1,783	—	(3,252)	—	3,252	—	(6,231)	—	6,231	—

	(30,524)	(4,054)	1,783	(32,795)	(17,014)	(9,246)	3,252	(23,008)	(20,163)	(8,202)	6,231	(22,134)

(Loss) income before income tax expense (benefit)	(84,407)	(2,766)	1,783	(85,390)	146,730	(4,596)	3,252	145,386	110,891	(8,659)	6,231	108,463

Income tax (benefit) expense:
Current	(27,722)	(552)	—	(28,274)	60,880	(1,175)	—	59,705	44,485	(3,036)	—	41,449
Deferred	(6,780)	(431)	—	(7,211)	144	(169)	—	(25)	2,392	608	—	3,000

	(34,502)	(983)	—	(35,485)	61,024	(1,344)	—	59,680	46,877	(2,428)	—	44,449

Net (loss) income	$(49,905)	$(1,783)	$1,783	$(49,905)	$85,706	$(3,252)	$3,252	$85,706	$64,014	$(6,231)	$6,231	$64,014

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2008				Year Ended August 31, 2007				Year Ended August 31, 2006
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(120,501)	$18,781	$—	$(101,720)	$70,591	$15,823	$—	$86,414	$65,752	$(1,673)	$—	$64,079

Cash flows from investing activities:
Additions to property, plant and equipment	(33,566)	(8,577)	—	(42,143)	(32,104)	(11,486)	—	(43,590)	(16,233)	(5,486)	—	(21,719)
Marketable securities purchased	—	—	—	—	(75,854)	—	—	(75,854)	—	—	—	—
Proceeds from sale of investment securities	75,854	—	—	75,854	—	—	—	—	—	—	—	—
Additions to turnaround costs	(10,038)	(39)	—	(10,077)	(5,928)	(95)	—	(6,023)	(911)	(69)	—	(980)
Dividends received	—	—	—	—	1,000	—	—	1,000	1,000	—	—	1,000
Proceeds from asset dispositions	4	5	—	9	—	11	—	11	1	1,370	—	1,371

Net cash provided by (used in) investing activities	32,254	(8,611)	—	23,643	(112,886)	(11,570)	—	(124,456)	(16,143)	(4,185)	—	(20,328)

Cash flows from financing activities:
Distribution from (to) Parent under the Tax Sharing Agreement	2,634	—	—	2,634	7,787	—	—	7,787	(2,404)	—	—	(2,404)
Proceeds from issuance of long-term debt	—	178	—	178	130,711	1,245	—	131,956	—	1,140	—	1,140
Principal reductions of long-term debt	(467)	(842)	—	(1,309)	(210)	(737)	—	(947)	(196)	(469)	—	(665)
Net borrowings on revolving credit facility	9,000	—	—	9,000	—	—	—	—	—	—	—	—
Dividends to stockholder	(35,312)	—	—	(35,312)	(23,339)	—	—	(23,339)	(25,757)	—	—	(25,757)
Deferred financing costs	(108)	—	—	(108)	(1,171)	—	—	(1,171)	(72)	—	—	(72)

Net cash (used in) provided by financing activities	(24,253)	(664)	—	(24,917)	113,778	508	—	114,286	(28,429)	671	—	(27,758)

Net (decrease) increase in cash and cash equivalents	(112,500)	9,506	—	(102,994)	71,483	4,761	—	76,244	21,180	(5,187)	—	15,993
Cash and cash equivalents, beginning of year	123,858	11,583	—	135,441	52,375	6,822	—	59,197	31,195	12,009	—	43,204

Cash and cash equivalents, end of year	$11,358	$21,089	$—	$32,447	$123,858	$11,583	$—	$135,441	$52,375	$6,822	$—	$59,197

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit (Loss)	Net Income (Loss)
	(in thousands)
2008
First Quarter	$693,568	$68,545	$13,413
Second Quarter	663,718	30,923	(9,739)
Third Quarter	788,949	55,819	4,251
Fourth Quarter (1)	1,061,777	(46,395)	(57,830)
2007
First Quarter	$584,596	$37,819	$(3,190)
Second Quarter	492,781	41,443	(679)
Third Quarter	587,298	98,364	32,366
Fourth Quarter (1)	740,388	141,671	57,209

(1)	See Note 3 for LIFO adjustment.

19.	Subsequent Events

In November 2008, the Company amended its Revolving Credit Facility to increase the maximum facility commitment from $100,000,000 to $130,000,000 on a permanent basis and amended certain terms and provisions thereof, including an increase in the interest rate and a modification to the Net Worth covenant. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .5% to 0% or, the Federal Funds Open Rate plus .5% or the Daily LIBOR rate plus 1%; and (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.35% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(t).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended August 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of August 31, 2008 and concluded that it is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On November 21, 2008, the Company amended its Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. The amendment increased the line limit from $100,000,000 to $130,000,000. The amendment also includes changes to the interest rates charged and increases the minimum Net Worth level from $40,000,000 to $75,000,000 without taking into effect a LIFO inventory adjustment. For additional information, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, Item 7).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of December 1, 2008 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	60	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	56	President, Chief Operating Officer, Director
Ashton L. Ditka	67	Senior Vice President—Marketing
Thomas E. Skarada	66	Vice President—Refining
Frederick J. Martin, Jr.	54	Vice President—Supply and Transportation
James E. Murphy	63	Vice President and Chief Financial Officer
John R. Wagner	49	Vice President, General Counsel and Secretary
Dennis E. Bee, Jr.	66	Treasurer
Martin R. Bring	66	Director
Jacob Feinstein	65	Director
Kishore Lall	61	Director
Douglas Lemmonds	61	Director
Andrew Maloney	77	Director
Dennis Mehiel	64	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York).

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 30 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 38 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Thomas E. Skarada has been Vice President-Refining since February 1996. From September 1994 to February 1996 he was Assistant Vice President-Refining and from March 1993, when he joined us, to September 1994 he was Director of Regulatory Compliance. Over his 38 year refining and marketing career, Mr. Skarada has worked in virtually every segment of the downstream business including supply, distribution, refinery operations, economics, planning, research and development. He has 18 years of managerial experience with Sun Refining and Marketing Co. and one year consulting with Muse Stancil and Co. in Dallas, Texas.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us, including Director of Internal Auditing since April 1986. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Dennis E. Bee, Jr. has been Treasurer since May 1988. Prior thereto and since he joined us in 1977, Mr. Bee held various positions in the accounting department including Assistant Treasurer from July 1982 to May 1988.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole, LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years.

Jacob Feinstein has served as a Director since 2006. Since 1999, he has been employed as a Consultant to the electric power industry in disciplines such as management, transmission, generation interconnection and power system operation and control. From 1998 to 1999, he was employed by Cogen Technologies, Inc. as a Vice President. From 1991 to 1998, he was employed by Consolidated Edison Company of New York, Inc. as a Vice President.

Kishore Lall has served as a Director since 1997. He is currently Managing Director & Global Head/Diamonds & Jewelry with Chartered Bank, London. He was Global Head, Business Development, International Diamond and Jewelry Group of ABN AMRO Bank in New York from September 2005 to September 2008. He served as Chief Financial Officer of Gristede’s Foods, Inc. an affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch).

Douglas Lemmonds has served as a Director since 1997. He has also served as Executive Vice President at SunTrust Bank (Washington D.C.) since 2002. From May 1996 to 2002 he served as Managing Director and the Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group. Private Banking-Americas operates across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002, Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York.

Dennis Mehiel has served as a Director since 2006 and previously was a director from 1997 to 2005. He has also been Chairman and Chief Executive Officer of The Fonda Group, Inc. since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. W. Mehiel is also the Chairman of MannKraft Corporation, a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions, Group, Inc.

Audit Committee

We do not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Code Of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A copy of the Code of Ethics is available for review on the Company’s website at www.urc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Summary Compensation Table and supplementary tables that follow describe the compensation paid to our Chairman of the Board and Chief Executive Officer (“CEO”), Vice President and Chief Financial Officer (“CFO”), President and Chief Operating Officer (“COO”), Senior Vice President Marketing and Vice President Refining for 2008.

Compensation Objectives and Components

The objective of the Company’s compensation program is to motivate, retain and attract management, linking incentives to financial and personal performance and enhanced shareholder value. The compensation program for the named executive officers consists of the following components:

•	Salary

•	Annual performance-based cash awards; and

•	Other fringe benefits and perquisites.

There is no Compensation Committee of the Board of Directors; however, the CEO and COO review and approve any proposed changes in salary, as well as discretionary bonuses for the other named executive officers.

Salary

Salaries for the named executive officers have been established by the CEO and COO. There is no policy to provide any scheduled increase to these individuals and increases may be awarded at the discretion of the CEO. There is no deferred compensation program for the named individuals or any other executives of the Company. The salaries of the CEO and COO are set by the CEO after reviewing comparable salaries for similar positions within the industry.

Annual Cash Bonus Awards

While there is no formal bonus program for the named executives, bonuses have been paid to them on an annual basis. The amount of the bonus is determined by the CEO and may vary based on the performance of the Company.

Other Fringe Benefits and Perquisites

The Company provides several fringe benefit plans including the United Refining Company Pension Plan for Salaried Employees (the “Pension Plan”) and the United Refining Company Employees’ 401(k) Plan (the “401(k) Plan”) to its named executive officers. Additionally, the Company provides other benefits, including medical and dental plans, life and accidental death insurance, short-term and long-term disability insurance, paid sick leave and vacation and paid holidays.

Potential Payments upon Termination or Change in Control

The Company does not have any change in control agreements with any of the named executive officers.

Estimated Benefits upon Termination Related to Other Than a Change in Control

The Company does not have a severance policy for benefits paid upon termination of employment.

Indemnification of Directors and Officers

The Company’s By-laws provide an open-ended indemnity of all officers and directors to the fullest extent permitted by law.

The following table sets forth the compensation paid by the Company to its principal executive officer and principal financial officer and each of the three other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2008.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Change in Pension Value ($) (1)	Other Compensation ($) (2)	Total ($)
		Salary ($)	Bonus ($)
John A. Catsimatidis	2008	$650,000	$1,100,000	$35,317	$2,322	$1,787,639
Chairman of the Board &
Chief Executive Officer

James E. Murphy	2008	$109,074	$30,000	$23,907	$10,012	$172,993
Vice President &
Chief Financial Officer

Myron L. Turfitt	2008	$420,000	$700,000	$50,193	$7,538	$1,177,731
President &
Chief Operating Officer

Ashton L. Ditka	2008	$193,833	$100,000	$133,725	$7,908	$435,466
Senior Vice President
Marketing

Thomas E. Skarada	2008	$148,140	$100,000	$28,563	$14,834	$291,537
Vice President
Refining

(1)	Amounts in this column reflect the actuarial increase in the present value at August 31, 2008 compared to August 31, 2007 of the named executive officer’s benefits under the Defined Benefit Plan.
(2)	Amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance), and employer contributions to defined contribution plans (the 401(K) Plan). Amounts are reported separately under the “All Other Compensations” table below.

2008 ALL OTHER COMPENSATION

Name	Automobile Usage	Company Match on Qualified 401(k) Plan	Life Insurance Premium	Total All Other
John A. Catsimatidis	—	—	2,322	2,322
James E. Murphy	5,402	3,272	1,338	10,012
Myron L. Turfitt	5,216	—	2,322	7,538
Ashton L. Ditka	2,757	—	5,151	7,908
Thomas E. Skarada	6,626	4,444	3,764	14,834

2008 PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John A. Catsimatidis	United Refining Company Pension Plan for Salaried Employees	22.5	$692,272	$0

James E. Murphy	United Refining Company Pension Plan for Salaried Employees	26.29	$417,689	$0

Myron L. Turfitt	United Refining Company Pension Plan for Salaried Employees	30.17	$773,651	$0

Ashton L. Ditka	United Refining Company Pension Plan for Salaried Employees	32.08	$929,510	$0

Thomas E. Skarada	United Refining Company Pension Plan for Salaried Employees	15.42	$432,396	$0

The Pension Plan is a tax-qualified, non-contributory defined benefit plan established to provide pension benefits to employees of the Company, including the named executive officers, meeting Pension Plan eligibility criteria. The criteria states that employees are eligible to participate in, and will be enrolled in, the Pension Plan on the first day of the month coincident with or next following the later of the completion of one Year of Service and attainment of age twenty-one years. Years of service for benefits purposes are measured based on the number of years in which at least 1,000 hours are worked.

A participant’s normal retirement date is the first of the month coinciding with or following the attainment of age 65. Participants who are actively employed may also elect an unreduced early retirement option at age 59 1/2. In addition to a single life annuity, benefits can be paid as other actuarially equivalent annuities.

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of the IRC 401(a)(17) limit, which for 2008 is $225,000. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200.00 for years after 2001 for purposes of calculating Social Security compensation base.

In connection with a transaction in 1984, a portion of the benefits from the plan are provided through an annuity contract with an insurance company. The benefits shown in the table are gross amounts before off-setting the insured benefit and thereby represent the total benefit earned with the Company.

Vested benefits are those amounts to which participants are entitled regardless of future services to the Company. A participant is credited with a year of service for vesting purposes for each Pension Plan year during which at least 1,000 hours of service are completed, commencing with year of hire. Each executive is currently vested in his accumulated benefit.

In addition to vested benefits, the Pension Plan provides certain death benefits. Upon the death of a participant, the beneficiary is entitled to receive a portion of the vested interest of the participant’s accrued benefit in the form of a monthly annuity amount, subject to eligibility requirements stipulated in the Pension Plan.

The present value of accumulated benefits in the table above has been determined by an independent actuary. These assumptions for August 31, 2008 include a 6.70% discount rate and the RP 2000 mortality table projected to 2015 with a 15-year phase-in and no collar adjustment, each of which is consistent with the assumptions used for FAS 87 financial reporting. Further, it was assumed that benefits will commence at the earliest age in which an unreduced benefit is available (age 59.5 or current age if later) and there will be no turnover or death prior to retirement. The foregoing actuarial assumptions are also based on the presumption that the Pension Plan will continue. If the Pension Plan were to terminate or be frozen, different actuarial assumptions and other factors might be applicable in determining the present value of accumulated benefits.

DIRECTOR COMPENSATION

The Company pays its non-officer Directors an annual retainer of $15,000 per year and $1,000 for meetings attended. Directors are reimbursed for reasonable travel, meals, lodging and other expenses incidental to attendance at meetings.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Martin R. Bring (1)	$0	$0	$0
John A. Catsimatidis (2)	$0	$0	$0
Evan Evans (3)	$16,000	$0	$16,000
Jacob Feinstein	$16,000	$0	$16,000
Douglas Lemmonds	$16,000	$0	$16,000
Kishore Lall	$16,000	$0	$16,000
Andrew Maloney	$16,000	$0	$16,000
Dennis Mehiel	$16,000	$0	$16,000
Myron L. Turfitt (4)	$0	$0	$0

Fees and expenses paid to Directors are recorded as expense in the period in which the meetings are held, and deducted for income tax purposes in the year incurred.

(1) Martin R. Bring is a partner in the firm of Ellenoff, Grossman and Schole, LLP. Mr. Bring was paid $204,000 on a retainer basis for legal and consulting services during fiscal 2008.

(2) Chairman of the Board and Chief Executive Officer of the Company.

(3) As of September 14, 2008, Mr. Evan Evans is deceased.

(4) President and Chief Operating Officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on December 1, 2008 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (23 persons)	0	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2008, 2007 and 2006, $5,102,000, $5,102,000, and $5,102,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2008, 2007 and 2006, the Company billed the affiliate $1,147,000, $1,018,000, and $972,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2008 and 2007, the Company had a receivable from the affiliate of $27,000 and $24,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, net.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. As of July 31, 2008 the joint venture ceased operations due to the insolvency of the joint venture partner. Pursuant to the joint venture agreement, the Company is required to pay $1.6 million to the other entity which has been recorded as other expenses in the statement of operations. For the years ended August 31, 2008, 2007 and 2006, net sales to the joint venture amounted to $15,075,000, $12,596,000, and $13,019,000, respectively. As of August 31, 2008 and 2007, the Company had a (payable) receivable (to) from the joint venture of $(1,931,000) and $1,161,000, respectively, under the terms of the agreement, which is included in Amounts Due to/from Affiliated Companies, Net.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2008, 2007 and 2006, the Company billed the affiliate $2,037,000, $1,976,000, and $1,725,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2008, 2007 and 2006, net sales to the affiliate amounted to $173,190,000, $116,240,000, and $105,651,000, respectively. As of August 31, 2008 and 2007, the Company had accounts payable to the affiliate of $1,321,000 and $1,096,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2008, 2007 and 2006, such fees amounted to approximately $2,000,000, $2,000,000, and $2,000,000, respectively, which is included in Selling, General and Administrative Expenses.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to the tax years ended August 31, 2008 and 2007 amounted to $2,634,000 and $7,782,000, respectively and have been recorded as a capital contribution. As of August 31, 2008 and 2007, the Company had a receivable (payable) from (to) the Parent of $634,000 and $(2,268,000), respectively, under the terms of the Tax Sharing Agreement.

During the years ended August 31, 2008, 2007 and 2006, the Company incurred $372,000 in each year as its share of occupancy expenses for our offices in New York that it shares with affiliates of the Company. Such offices are located in a building owned by John Catsimatidis.

During fiscal 2008 the Company shared certain costs with an affiliate of the Company for aircraft owned by another affiliate of the Company and incurred $180,000 as its share of such costs. For fiscal 2007 and 2006, the Company’s share of such costs was $332,000 and $390,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2008 and 2007:

	2008	2007
Audit Fees	$493,000	$547,000
Audit—Related Fees(1)	1,000	—
Tax Fees	—	—
All Other Fees	—	—

Total	$494,000	$547,000

(1)	Services provided under this category consist of $1,000 related to Sarbanes Oxley Act-Section 404 compliance consultation in 2008.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10- 1/2% Series A Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2002.

10.5	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2002.

10.6	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, CFI and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2003.

10.7	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 29, 2004.

10.8	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, CFI., K-FI., and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

Number	Description
10.9	Purchase Agreement dated February 10, 2005 between URC, CFI, KPC, KPCY, USCF, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Citigroup Global Markets, Inc. (CGMI). Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005.

10.10	Registrant’s Rights Agreement dated February 17, 2005 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and CGMI. Incorporated by reference to Exhibit 10.2 of Registrants Quarterly Report on Form 10-Q for fiscal quarter ended February 28, 2005

10.11	Amendment No. 6 to Credit Agreement dated as of April 19, 2005 by and among URC, URCP, KPC, CFI, K-FI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2005.

10.12	Amendment No. 7 to Credit Agreement dated as of November 27, 2006 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

10.13	Purchase Agreement dated May 1, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

10.14	Registrant’s Rights Agreement dated May 4, 2007 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and Morgan Stanley & Co. Incorporated. Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2007.

*10.15	Amendment No. 8 to Credit Agreement dated as of November 21, 2008 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 14, 2008 relating to the consolidated financial statements of United Refining Company, which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York

November 14, 2008

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$1,675	$881	$(1,816)	$740

Year ended August 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$740	$1,015	$(915)	$840

Year ended August 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible Accounts	$840	$2,645	$593	$2,892

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY
Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

/S/ MARTIN R. BRING Martin R. Bring	Director	December 1, 2008

/S/ JACOB FEINSTEIN Jacob Feinstein	Director	December 1, 2008

/S/ KISHORE LALL Kishore Lall	Director	December 1, 2008

/S/ DOUGLAS LEMMONDS Douglas Lemmonds	Director	December 1, 2008

/S/ ANDREW MALONEY Andrew Maloney	Director	December 1, 2008

/S/ DENNIS MEHIEL Dennis Mehiel	Director	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	President, Chief Operating Officer and Director	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILLCORPORATION

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.
Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.

Dated: December 1, 2008	By:	/S/ MYRON L. TURFITT
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOHN A. CATSIMATIDIS John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	December 1, 2008

/S/ MYRON L. TURFITT Myron L. Turfitt	Executive Vice President	December 1, 2008

/S/ JAMES E. MURPHY James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 1, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2008.