Form 10-Q
period 2017-05-31
SUPER TEST PETROLEUM INC; UNITED REFINING CO; BELL OIL CORP; KIANTONE PIPELINE CORP; KWIK FILL CORP; UNITED JET CENTER INC; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FIL INC; VULCAN ASPHALT REFINING CORP
filed 2017-07-14
CIK 1045545, 101462, 1045543, 830253, 1045541, 1045542, 1040270, 1045539, 1045540, 1045546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive office)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 14, 2017, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State or Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
United Store Holdings, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2017 (Unaudited)	August 31, 2016
Assets
Current:
Cash and cash equivalents	$43,771	$48,361
Short-term investments	10,254	10,156
Accounts receivable, net	79,093	71,504
Refundable income taxes	1,584	3,343
Inventories, net	202,122	167,062
Prepaid income taxes	13,423	4,018
Prepaid expenses and other assets	16,889	22,092
Amounts due from affiliated companies	3,255	—

Total current assets	370,391	326,536
Property, plant and equipment, net	408,741	403,631
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	712	807
Deferred integrity and replacement costs, net	105,473	112,892
Deferred turnaround costs and other assets, net	14,079	18,852

	$911,245	$874,567

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$29,828	$28,029
Accounts payable	47,714	61,832
Accrued liabilities	19,624	21,307
Sales, use and fuel taxes payable	24,273	21,649
Amounts due to affiliated companies	122	729

Total current liabilities	121,561	133,546
Revolving credit facility	30,000	—
Long-term debt, less current installments	290,952	254,498
Deferred income taxes	48,333	48,173
Deferred retirement benefits	90,732	94,786

Total liabilities	581,578	531,003

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,316	157,316
Retained earnings	195,096	208,495
Accumulated other comprehensive loss	(36,861)	(36,363)

Total stockholder’s equity	329,667	343,564

	$911,245	$874,567

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net sales	$572,609	$497,982	$1,616,989	$1,511,297

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	510,111	395,531	1,451,887	1,320,134
Selling, general and administrative expenses	43,440	43,591	130,471	127,690
Depreciation and amortization expenses	11,461	12,175	35,482	36,679

	565,012	451,297	1,617,840	1,484,503

Operating income (loss)	7,597	46,685	(851)	26,794

Other expense:
Interest expense, net	(3,438)	(2,718)	(9,261)	(10,705)
Other, net	(394)	81	(1,072)	(2,285)
Loss on extinguishment of debt	—	—	—	(19,316)

	(3,832)	(2,637)	(10,333)	(32,306)

Income (loss) before income tax expense (benefit)	3,765	44,048	(11,184)	(5,512)
Income tax expense (benefit)	1,286	16,307	(4,137)	(2,045)

Net income (loss)	$2,479	$27,741	$(7,047)	$(3,467)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income (loss)	$2,479	$27,741	$(7,047)	$(3,467)
Other comprehensive loss, net of taxes:
Unrecognized post-retirement costs, net of taxes of $(97) and $(304) for the three months ended May 31, 2017 and 2016, respectively and $(292) and $(930) for the nine months ended May 31, 2017 and 2016, respectively	(167)	(519)	(498)	(1,539)

Other comprehensive loss	(167)	(519)	(498)	(1,539)

Total comprehensive income (loss)	$2,312	$27,222	$(7,545)	$(5,006)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,047)	$(3,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,482	36,679
Amortization of debt discount and deferred financing costs	1,001	1,101
Deferred income taxes	452	3,385
Noncash portion of loss on extinguishment of debt	—	5,771
Loss on asset dispositions	2,976	840
Cash (used in) provided by working capital items	(62,131)	56,947
Change in operating assets and liabilities:
Other assets, net	264	406
Deferred retirement benefits	(4,844)	(6,790)

Total adjustments	(26,800)	98,339

Net cash (used in) provided by operating activities	(33,847)	94,872

Cash flows from investing activities:
Short-term investments	(98)	—
Additions to property, plant and equipment	(26,742)	(64,389)
Additions to amortizable assets	—	(60)
Additions to deferred turnaround costs	(2,274)	(1,362)
Additions to deferred integrity and replacement costs	(2,902)	(66,572)
Proceeds from asset dispositions	373	246

Net cash used in investing activities	(31,643)	(132,137)

Cash flows from financing activities:
Net borrowings on revolving credit facility	30,000	—
Proceeds from issuance of long-term debt	60,000	301,948
Principal reductions of long-term debt	(22,143)	(251,593)
Dividends to preferred shareholder and stockholder	(6,352)	(45,416)
Deferred financing costs	(605)	(5,793)

Net cash provided by (used in) financing activities	60,900	(854)

Net decrease in cash and cash equivalents	(4,590)	(38,119)
Cash and cash equivalents, beginning of year	48,361	117,028

Cash and cash equivalents, end of period	$43,771	$78,909

Cash (used in) provided by working capital items:
Accounts receivable, net	$(7,589)	$14,243
Refundable income taxes	1,759	(4,200)
Inventories, net	(35,060)	41,954
Prepaid income taxes	(9,405)	(5,147)
Prepaid expenses and other assets	5,203	8,632
Amounts due from/to affiliated companies	(3,862)	(2,922)
Accounts payable	(14,118)	14,443
Accrued liabilities	(1,683)	(1,696)
Income taxes payable	—	(7,397)
Sales, use, and fuel taxes payable	2,624	(963)

Total change	$(62,131)	$56,947

Cash paid during the period for:
Interest	$8,243	$9,160
Income taxes	$3,131	$11,314

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company (“URC”) and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries and Kiantone Pipeline Corporation and its subsidiary (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2016.

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements for the fiscal year ending August 31, 2019 (including interim periods within that fiscal year). We are currently reviewing contracts and evaluating the effect of this standard and its impact on our business processes, financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. Effective November 30, 2016, the Company adopted the accounting and reporting requirements included in ASU 2015-03 and has applied these requirements retrospectively. Accordingly, the Company has included $5,150,000 of previously reported deferred financing cost assets in long-term debt, net of current installments in its August 31, 2016 consolidated balance sheet. The adoption of these accounting and reporting requirements resulted in an increase in interest expense and a

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

decrease in other expense of $335,000 and $910,000 on the consolidated statements of operations for the previously reported three and nine months ended May 31, 2017, respectively.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurements, presentation and disclosure of financial instruments. ASU 2016-01 is effective for our fiscal year ending August 31, 2019 (including interim periods within that fiscal year). The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

In February 2016, the FASB issued ASU-2016-02 “Leases,” which replaces the existing guidance in ASC 840. This new guidance is effective for our fiscal year ending August 31, 2020 (including interim periods within that fiscal year). The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15 which includes guidance to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition and debt extinguishment costs. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance is effective for our fiscal year ending August 31, 2019 (including interim periods within that fiscal year). The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” in which the guidance on testing for goodwill was updated by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. ASU 2017-04 is effective for our fiscal year ending August 31, 2021 (including interim periods within that fiscal year). The adoption of ASU 2017-04 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost”. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for the fiscal year ending August 31, 2019 (including interim periods within that fiscal year). The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

2.	Inventories

Inventories are stated at the lower of cost or market (LCM), with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the LCM or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2017	August 31, 2016
	(in thousands)
Crude Oil	$41,663	$44,536
Petroleum Products	100,865	65,414

Total @ Lower of LIFO Cost or Market	142,528	109,950

Merchandise	25,548	26,293
Supplies	34,046	30,819

Total @ FIFO	59,594	57,112

Total Inventory	$202,122	$167,062

As of May 31, 2017 and August 31, 2016, the replacement cost of LIFO inventories exceeded their LIFO carrying values on the balance sheets by approximately $3,063,000 and $4,718,000, respectively, which includes the LCM inventory write-down of $0 and $13,052,000, respectively, and a LIFO (decrease) increase of $(3,063,000) and $8,334,000, respectively.

3.	Long-Term Debt

Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement

On October 20, 2015 (the “Closing Date”), URC, United Refining Company of Pennsylvania, Kiantone Pipeline Corporation (“Kiantone”), United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into an Amended, Restated and Consolidated Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with a group of lenders led by PNC Bank, National Association, as Administrative Agent (the “Agent”), and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Amended and Restated Credit Agreement, dated May 18, 2011 and last amended June 18, 2013, by and between the Company and certain subsidiaries and PNC Bank, National Association, as Administrative Agent (the “Existing Credit Facility”). The Credit Agreement will terminate on October 19, 2020 (the “Expiration Date”). Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic base rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. As of May 31, 2017 the borrowings under the facility consisted of $30,000,000 of domestic base rate borrowings at 5.25%. Letters of credit totaling $7,400,000 and $8,753,000 were outstanding at May 31, 2017 and August 31, 2016, respectively.

In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interest in Kiantone shall be released.

The Credit Agreement requires minimum undrawn availability of $15,000,000 at all times prior to the repayment of the Term Loan and the greater of 12.5% of the maximum New Revolving Credit Facility or $25,000,000 after the repayment of the Term Loan. The Company is also required to maintain a consolidated net worth of no less than $100,000,000. The Credit Agreement includes customary mandatory prepayment provisions, including dispositions in connection with non-ordinary course asset sales, equity issuances and the incurrence of additional debt. Unless assets sold in non-ordinary course transactions were included in the borrowing base for the New Revolving Credit Facility, mandatory prepayments shall be applied first to the repayment of the Term Loan and then the New Revolving Credit Facility. The Credit Agreement also includes customary affirmative and negative covenants, including, among other things, covenants related to the fixed charge coverage ratio, payment of fees, conduct of business, maintenance of existence and assets, payment of indebtedness and the incurrence of additional indebtedness, intercompany obligations, affiliate transactions, amendments to organizational documents, and financial statements.

The proceeds of the Credit Agreement were used to (i) repay and satisfy in full those certain 10.500% senior secured notes due 2018 (the “Senior Secured Notes due 2018”), (ii) provide for the Company’s general corporate needs, including working capital requirements and capital expenditures and (iii) pay the fees and expenses associated with the Credit Agreement.

In connection with the redemption of all its Senior Secured Notes due 2018, the Company recorded a loss of $19,316,000 on the early extinguishment of debt consisting of a redemption premium of $7,009,000, a consent payment of $6,536,000, a write-off of unamortized net debt discount of $3,600,000 and a write-off of deferred finance costs of $2,171,000.

Term Loan – due 2022

On December 9, 2015, United Refining Company of New York Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a Loan Agreement with a bank, in the amount of

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

$50,000,000 which matures on December 9, 2022. Pursuant to the Loan Agreement, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the Fixed Rate. Under the terms of the agreement, the Company will make 84 monthly principal installments of approximately $129,000 with the remaining principal balance due on December 9, 2022. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan were used for general corporate purposes of the Company.

Term Loans – due 2023

On October 20, 2016 and December 30, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into loan agreements with two banks totaling $50,000,000 which mature on October 20, 2023. Pursuant to the loan agreements, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreements, the Company will make 83 monthly principal installments of approximately $83,000 on each loan with the remaining principal balances due on October 20, 2023. The loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loans were used for general corporate purposes of the Company.

Term Loan – due 2027

On March 16, 2017, United Store Holdings, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $10,000,000 which matures on March 16, 2027. Pursuant to the loan agreement, interest is calculated as follows: (a) for Floating Rate Loans, at either the LIBOR plus 2.50% or the Prime Rate and (b) for Fixed Rate Loans, at (i) the greater of 4.25% or the Five-Year ICE Swap Rate plus 3% or (ii) the greater of 4.50% or the Seven Year ICE Swap Rate plus 3%. Under the terms of the agreement, the Company will make 120 monthly principal installments of approximately $33,000 with the remaining principal balance due on March 16, 2027. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan were used for general corporate purposes of the Company.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A summary of long-term debt is as follows:

	May 31, 2017	August 31, 2016
	(in thousands)
Long-term debt:
PNC term loan, 3.75%, due 2020	$212,500	$231,250
Term loan, 3.49%, due 2022	47,943	49,100
Term loan, 3.53% due 2023	24,500
Term loans, 3.49%, due 2023	24,500	—
Term loan, 3.52% due 2027	9,933	—
Other long-term debt	6,158	7,327

	325,534	287,677
Less: Unamortized debt issuance costs	4,754	5,150
Current installments of long-term debt	29,828	28,029

Total long-term debt, less current installments	$290,952	$254,498

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Net Sales
Retail	$307,443	$275,638	$880,243	$810,847
Wholesale	265,166	222,344	736,746	700,450

	$572,609	$497,982	$1,616,989	$1,511,297

Intersegment Sales
Wholesale	$113,718	$99,092	$332,057	$281,762

Operating Income (Loss)
Retail	$2,760	$(6,356)	$(9,392)	$(5,067)
Wholesale	4,837	53,041	8,541	31,861

	$7,597	$46,685	$(851)	$26,794

Depreciation and Amortization
Retail	$2,171	$2,132	$6,695	$6,367
Wholesale	9,290	10,043	28,787	30,312

	$11,461	$12,175	$35,482	$36,679

	May 31, 2017	August 31, 2016
Total Assets
Retail	$200,831	$191,063
Wholesale	710,414	683,504

	$911,245	$874,567

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended May 31, 2017 and 2016, net pension and other post-retirement benefit costs (income) were comprised of the following:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
	(in thousands)
Service cost	$143	$168	$428	$505
Interest cost on benefit obligation	1,001	1,356	3,004	4,068
Expected return on plan assets	(1,448)	(1,508)	(4,344)	(4,525)
Amortization and deferral of net loss	427	318	1,282	953

Net periodic benefit cost	$123	$334	$370	$1,001

	Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
	(in thousands)
Service cost	$137	$109	$414	$327
Interest cost on benefit obligation	314	386	943	1,156
Amortization and deferral of net income	(689)	(1,137)	(2,072)	(3,409)

Net periodic benefit income	$(238)	$(642)	$(715)	$(1,926)

As of May 31, 2017, $2,294,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2017.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt was less than its carrying value at May 31, 2017 and August 31, 2016 by $1,486,000 and $220,000, respectively.

7.	Enbridge Agreements

On July 31, 2014, URC and Kiantone (together the “Company Parties”), on the one hand, and Enbridge Energy Limited Partnership (“EEPL”) and Enbridge Pipelines Inc. (“EPI” and, together with EEPL, the “Carriers”), on the other hand, entered into a letter agreement (the “Letter Agreement”) with respect to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”).

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”). The Carriers actual expenses with respect to the integrity costs will be recorded against Integrity Costs paid for any subsequent year, as well as against any Replacement Costs, which are defined and discussed below.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2.25%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement (as defined and discussed below), the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10-year period.

On April 8, 2015 (the “Execution Date”), the Company entered into the Put and Call Option Agreement with each of the Enbridge LP (the “U.S. Agreement”) and Enbridge Inc (the “Canadian Agreement”, and together with the U.S. Agreement, the “Put and Call Options Agreement”), which agreements are substantially similar. Pursuant to the Put and Call Agreement; the Company was granted a right to purchase and the Company gave the Carriers a right to put to the Company the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Put and Call Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The Company considered whether the Put and Call Agreement should be separated from the host contract in accordance with ASC 815 embedded derivative guidance and concluded that it doesn’t meet the criteria for separation. The Company determined that the Put and Call Agreement is interdependent with the Line 10 Agreement, and therefore is not freestanding and is accounted for as part of the Line 10 Agreement. As such we concluded that there is no separate accounting impact of the Put and Call Agreement until it becomes probable that it will be exercised. As of May 31, 2017, neither the Company nor the Carriers have exercised their rights under the Put and Call Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors.

Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into the United States;

•	availability of and access to transportation infrastructure;

•	utilization rates of U.S. refineries;

•	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to affect oil prices and maintain production controls;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

•

natural disasters (such as hurricanes and tornadoes), accidents, interruptions in transportation, inclement weather or other events that can cause unscheduled shutdowns or otherwise adversely affect our refinery;

•	federal and state government regulations and taxes; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

Our direct operating expense structure also impacts our earnings. Our major direct operating expenses include employee and contract labor, maintenance and energy costs. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our earnings and cash flows.

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

Recent Developments

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal 2017 averaged $15.88/barrel (“bbl”). Through June 30, 2017 the indicated lagged crackspread for the fourth quarter ending August 31, 2017 averaged $14.94/bbl, a $.94 decrease from the average for the third quarter of fiscal 2017.

NYMEX crude fluctuated during the third quarter of fiscal 2017 from a low of $45.52/bbl to a high of $53.83/bbl and closed on June 30, 2017 at $46.04/bbl.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply interested parties with a reasonable basis for evaluating the Company’s operations, but does not serve to predict the Company’s future performance.

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
	(dollars in thousands)
Net Sales
Petroleum	$237,052	$205,411	$674,327	$605,871
Merchandise and other	70,391	70,227	205,916	204,976

Total Net Sales	307,443	275,638	880,243	810,847

Costs of goods sold	266,130	243,658	773,707	703,153
Selling, general and administrative expenses	36,382	36,204	109,233	106,394
Depreciation and amortization expenses	2,171	2,132	6,695	6,367

Segment Operating Income (Loss)	$2,760	$(6,356)	$(9,392)	$(5,067)

Comparison of Fiscal Quarters Ended May 31, 2017 and 2016

Net Sales

Retail sales increased during the fiscal quarter ended May 31, 2017 by $31.8 million or 11.5% from the comparable period in fiscal 2016 from $275.6 million to $307.4 million. The increase was due to a $31.6 million increase in petroleum sales and $.2 million in merchandise sales. The petroleum sales increase resulted from a 12.9% increase in retail selling prices per gallon and a 2.0 million gallon or a 2.2% increase in petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended May 31, 2017 by $22.5 million or 9.2% from the comparable period in fiscal 2016 from $243.6 million to $266.1 million. The increase was primarily due to increases of $17.1 million in petroleum purchase costs, fuel taxes of $5.3 million and freight costs of $.2 million offset by $.1 million decrease in merchandise costs.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the quarter ended May 31, 2017 and 2016.

Comparison of Nine Months Ended May 31, 2017 and 2016

Net Sales

Retail sales increased during the nine months ended May 31, 2017 by $69.4 million or 8.6% from the comparable period in fiscal 2016 from $810.8 million to $880.2 million. The increase was primarily due to $68.5 million in petroleum sales and $.9 million in merchandise sales. The petroleum sales increase resulted from a 9.9% increase in retail selling prices per gallon and a 3.5 million gallon or 1.3% increase in sales volume.

Costs of Goods Sold

Retail costs of goods sold increased during the nine months ended May 31, 2017 by $70.6 million or 10.0% from the comparable period in fiscal 2016 from $703.1 million to $773.7 million. The increase was primarily due to $62.3 million in petroleum purchase prices, freight costs of $.4 million, and fuel taxes of $8.2 million offset by a decrease in merchandise costs of $.3 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the nine months ended May 31, 2017 by $2.8 million or 2.7% from the comparable period in fiscal 2016 from $106.4 million to $109.2 million. The increase was due in part to an increase in payroll costs of $2.4 million, maintenance costs of $.1 million, credit costs of $1.0 million, legal and professional costs of $.6 million offset by a decrease in supplies costs of $.2 million, environmental costs of $.9 million and other miscellaneous costs of $.2 million.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
	(dollars in thousands)
Net Sales	$265,166	$222,344	$736,746	$700,450
Costs of goods sold (exclusive of depreciation and amortization)	243,981	151,873	678,180	616,981
Selling, general and administrative expenses	7,058	7,387	21,238	21,296
Depreciation and amortization expenses	9,290	10,043	28,787	30,312

Segment Operating Income	$4,837	$53,041	$8,541	$31,861

Comparison of Fiscal Quarters Ended May 31, 2017 and 2016

Net Sales

Wholesale sales increased during the quarter ended May 31, 2017 by $42.8 million or 19.3% from the comparable period in fiscal 2016 from $222.3 million to $265.1 million. The increase was due primarily to a 36.0% increase in wholesale prices offset by a 12.4% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the quarter ended May 31, 2017 by $92.1 million or 60.6% from the comparable period in fiscal 2016 from $151.9 million to $244.0 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the quarter ended May 31, 2017 and 2016.

Comparison of Nine Months Ended May 31, 2017 and 2016

Net Sales

Wholesale sales increased during the nine months ended May 31, 2017 by $36.3 million or 5.2% from the comparable period in fiscal 2016 from $700.4 million to $736.7 million. The increase was due primarily to a 16.7% increase in wholesale prices offset by a decrease of 9.9% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the nine months ended May 31, 2017 by $61.2 million or 9.9% from the comparable period in fiscal 2016 from $617.0 million to $678.2 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the nine months ended May 31, 2017 and 2016.

Consolidated Expenses:

Depreciation and Amortization

Depreciation and amortization decreased during the three months ended May 31, 2017 by $.7 million from the comparable period in fiscal 2016 from $12.2 million to $11.5 million. The decrease was primarily due to a reduction in amortization of turnaround expense of $1.0 million offset by an increase of $.1 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.2 million

Depreciation and amortization decreased during the nine months ended May 31, 2017 by $1.2 million from the comparable period in fiscal 2016 from $36.7 million to $35.5 million. The decrease was primarily due to a reduction in amortization of turnaround expense of $3.4 million offset by increases of $1.4 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.8 million.

Interest Expense, net

Net interest expense (interest expense less interest income) increased during the three months ended May 31, 2017 by $.7 million from the comparable period in fiscal 2016. The increase was primarily due to interest on the new term loans.

Net interest expense (interest expense less interest income) decreased during the nine months ended May 31, 2017 by $1.4 million from the comparable period in fiscal 2016. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on Term Loan outstanding.

Income Tax Expense (Benefit)

The Company’s effective tax rate was 34% and 37% for the quarter ended May 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the quarter ended May 31, 2017 was primarily due to a reduction in our currently estimated annual taxable income relative to the current period net income.

The Company’s effective tax rate was approximately 37% for the nine months ended May 31, 2017 and 2016, respectively.

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

The following table summarizes selected measures of liquidity and capital resources (in thousands):

May 31, 2017
Cash and cash equivalents	$43,771
Short-term investments	$10,254
Working capital	$248,830
Current ratio	3.0
Debt	$350,780

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under our revolving credit facility (the “Amended and Restated Revolving Credit Facility”) with PNC Bank, N.A. as Administrator (the “Agent Bank”). We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Significant Uses of Cash

The changes in cash for the nine months ended May 31, 2017 are described below.

Nine Months Ended May 31, 2017
(in millions)
Cash (used in) provided by working capital items:
Prepaid expense decrease	$5.2
Sales, use and fuel taxes payable increase	2.6
Refundable income taxes decrease	1.8
Inventory increase	(35.1)
Accounts payable decrease	(14.1)
Prepaid income taxes increase	(9.4)
Accounts receivable increase	(7.5)
Amounts due from/to affiliated companies, net increase	(3.9)
Accrued liabilities decrease	(1.7)

Total change	$(62.1)

Other cash uses included:

•	Fund capital expenditures and deferred turnaround costs of $29.0 million

•	Fund dividends to preferred shareholder of $6.4 million

•	Fund principal reductions of long-term debt $22.1 million

•	Fund deferred financing costs $.6 million

•	Fund deferred integrity and replacement costs of $2.9 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any material increase in these maintenance and non-discretionary capital expenditures during fiscal year 2017 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Credit Agreement of $225,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes.

On October 20, 2015, URC, United Refining Company of Pennsylvania, Kiantone, United Refining Company of New York Inc., United Biofuels, Inc., Country Fair, Inc. and Kwik-Fill Corporation (collectively, the “Borrowers”) entered into the Credit Agreement with a group of lenders led by PNC Bank, National Association, and PNC Capital Markets LLC, as Sole Lead Arranger and Bookrunner. The Credit Agreement amends and restates the Existing Credit Facility. The Credit Agreement will terminate on October 19, 2020. Until the Expiration Date, the Company may borrow on the New Revolving Credit Facility (as defined below) on a borrowing base formula set forth in the Credit Agreement.

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the New Revolving Credit Facility, the “Credit Obligations”). Under the Term Loan, interest is calculated as follows: (a) for domestic rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.75% to 2.25%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.75% to 3.25%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. The Term Loan is prepayable in whole or in part at any time without premium or penalty. The Term Loan shall be paid in full on or prior to the Expiration Date and shall be paid in equal quarterly amounts based on a ten-year straight line amortization schedule.

The Credit Obligations are secured by a first priority security interest in certain cash accounts, accounts receivable, inventory, the refinery, including a related tank farm, and the capital stock of Kiantone. At such time as the Term Loan is repaid in full, and provided no event of default exists, the security interest in the refinery and the equity interests in Kiantone shall be released.

Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $7.4 million as of May 31, 2017 and there were $30.0 million borrowings outstanding under the Credit Agreement resulting in net availability of $187.6 million. As of July 14, 2017, there were no outstanding borrowings under the Credit Agreement and there were standby letters of credit in the amount of $7.4 million, resulting in a net availability of $217.6 million of which the Company had full access.

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

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in the winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of July 14, 2017, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Operations. There has been no derivative activity in fiscal 2017.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company is reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

UNITED STORE HOLDINGS, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2017

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance